Form 10-K405
period 1997-12-31
PG&E FUNDING LLC
filed 1998-03-30
CIK 1041637

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15D OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND
       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                       Commission File Number 333-30715
                                              ---------

            CALIFORNIA INFRASTRUCTURE AND ECONOMIC DEVELOPMENT BANK
                         SPECIAL PURPOSE TRUST PG&E-1
                         ----------------------------
                         (Issuer of the Certificates)


                               PG&E Funding LLC
                               ----------------
            (Exact name of Registrant as Specified in its Charter)

          Delaware                                      94-3274751
(State or Other Jurisdiction of             (IRS Employer Identification Number)
incorporation)


         245 Market Street, Room 424, San Francisco, California 94105
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (415) 972-5467

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
                                                                   ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1
   Rate Reduction Certificates, Series 1997-1, Class A-1 5.94% Certificates,
         Class A-2 6.01% Certificates, Class A-3 6.15% Certificates,
         Class A-4 6.16% Certificates, Class A-5 6.25% Certificates,
         Class A-6 6.32% Certificates, Class A-7 6.42% Certificates,
    and Class A-8 6.48% Certificates, maturing serially from 1998 to 2009, and underlying PG&E Funding LLC Notes of the same respective classes

--------------------------------------------------------------------------------

                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

    Aggregate market value of the voting and non-voting common equity held by
non-affiliates of the Registrant:   $  0.


                     DOCUMENTS INCORPORATED BY REFERENCE.

         Not applicable.

                                    PART I


Item 1.  Business

         General

         PG&E Funding LLC (the "Note Issuer") is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 245 Market Street, Room 424, San Francisco, California 94105. Its mailing address is Mail Code N4E, P.O. Box 770000, San Francisco, CA 94177 and its phone number is (415) 972-5467. The Note Issuer was organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company in the event Pacific Gas and Electric Company becomes subject to such a proceeding.


        The only material business conducted by the Note Issuer has been the acquisition of Transition Property and the issuance on Decembera8, 1997 of $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to eleven years. The specific interest rate and maturity of each class of Notes is specified herein under Note C of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The
Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

        The Note Issuer has no employees. It has entered into a servicing agreement with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer has entered into an Administrative Services Agreement with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company performs administrative and operational duties for the Note Issuer.

        Transition Property

         The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization Amount described in the Financing Order.

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer has not sought any such adjustments to date.

         The Trust

         The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. It will not conduct any other material business activities.


Item 2.  Properties.

         The Note Issuer has no material physical properties. Its primary asset is the Transition Property described above in Item 1 (Business). It did not receive any collections from the Transition Property in 1997.

         The Trust has no material properties. Its primary assets are the Notes described above in Item 1 (Business). The Trust did not receive any payments with respect to the Notes in 1997.

Item 3.  Legal Proceedings.

         On October 6, 1997, The Utility Reform Network ("TURN"), a California consumer advocacy group, filed applications for rehearing with the CPUC seeking rehearing of the Financing Order, alleging that the Financing Order was unlawful on various grounds. The CPUC denied the applications for rehearing on October 22, 1997. TURN then challenged the CPUC's denial by filing a petition for writ of review of the Financing Order with the California Supreme Court. On December 4, 1997, the California Supreme Court denied the petition for writ of review.

        Various consumer groups have filed a voter initiative with the California Attorney General which seeks, among other things, to prohibit the collection of any customer charges for the Certificates or, alternatively, requires Pacific Gas and Electric Company to offset such charges with an equal credit to customers. In February 1998, the California Secretary of State released the title and summary prepared for the proposed initiative by the California Attorney General's office. The sponsors of the initiative are now seeking sufficient signatures to qualify the initiative for the November 1998 statewide ballot. If the proposed initiative were voted into law, costly and time consuming litigation may ensue. Under the terms of the Servicing Agreement, Pacific Gas and Electric Company as the Servicer is required to undertake such litigation under certain circumstances and to seek to recover the costs of such litigation through adjustments to the FTA Charges. The Note Issuer believes that under applicable federal and state constitutional principles relating to the impairment of contracts, the State of California through such an initiative could not repeal or amend the authorization of the Note Issuer to collect principal, interest and related costs for the Certificates if such repeal or amendment would substantially impair the rights of holders of the Certificates.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

         No matters were submitted for a vote or consent of holders of Certificates in 1997.

                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         (a) Sales of Unregistered Securities. There is no established public
             --------------------------------
trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Pacific Gas and Electric Company. Pacific Gas and Electric Company purchased its membership interest in the Note Issuer in July 1997 for a purchase price of $5,000 and has made capital contributions to the
Note Issuer aggregating approximately $27,348,000 as of December 31, 1997. Such purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer has made no other sales of unregistered securities.

         (b) Restrictions on Dividends. The Indenture prohibits the Note Issuer
             -------------------------
from making any distributions to its member unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding. As of December 31, 1997, the Note Issuer had not made any distributions to its member. The Note Issuer intends to make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

         (c) Use of Proceeds. The Note Issuer's Amendment No. 4 to Registration
             ---------------
Statement No. 333-30715 (the "Registration Statement") registering $3,500,000,000 in principal amount of Notes and Certificates was filed with the Commission on November 20, 1997 and declared effective on November 21, 1997. A post-effective amendment thereto was filed with and declared effective by the Commission on November 26, 1997. The initial offering of $2,901,000,000 in principal amount of Certificates had commenced by means of a preliminary prospectus dated November 10, 1997. All of the Certificates offered in such offering were sold by the Trust on December 8, 1997. Morgan Stanley Dean Witter and Lehman Brothers were the managing underwriters of the offering.

         The Trust used the proceeds from this sale of Certificates to purchase the Notes from the Note Issuer. The amount of each class of Certificates and Notes sold and the respective sale prices are shown below:


                                      Principal Amount             Sale
                                        Registered                Price
                                      ----------------            -----

Class A-1 Certificates and Notes      $ 125,000,000           $ 124,995,700
Class A-2 Certificates and Notes        265,000,000             264,991,096
Class A-3 Certificates and Notes        280,000,000             279,968,500
Class A-4 Certificates and Notes        300,000,000             299,931,270
Class A-5 Certificates and Notes        290,000,000             289,960,270
Class A-6 Certificates and Notes        375,000,000             374,843,137
Class A-7 Certificates and Notes        866,000,000             865,902,662
Class A-8 Certificates and Notes        400,000,000             399,974,320
                                      -------------           -------------
                                     $2,901,000,000          $2,900,566,955


        The Note Issuer received proceeds, net of underwriting discounts and commissions, of $2,886,643,368 from the sale of the Notes to the Trust. The Note Issuer used these proceeds and other funds contributed by its member to purchase the Transition Property from Pacific Gas and Electric Company for a purchase price of $2,891,200,000.

        From the effective date of the Registration Statement to December 31, 1997, the amount of expenses incurred for the account of the Note Issuer in connection with the issuance and distribution of the Notes and the Certificates totaled $13,779,738 in underwriting discounts and commissions, $143,850 for expenses paid to or for underwriters, and $1,000,000 for other expenses, for a total of $14,923,588 of expenses. After deducting the foregoing expenses, the net proceeds to the Note Issuer were $2,885,643,367. The Note Issuer believes that these are reasonable estimates of the respective expenses incurred during this time period in connection with the offer and sale of the Certificates and the Notes. No expenses were paid either directly or indirectly to directors, officers or affiliates of the Note Issuer during this period.

        (d) Certificateholders. As of March 27, 1998, the sole holder of record of the Certificates was Cede & Co., as nominee of DTC. The Certificates are not traded on any established trading market.

Item 6.  Selected Financial Data.

         Omitted pursuant to Instruction I of Form 10-K.

         Not applicable to the Trust.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following analysis of the Note Issuer's results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the financial statements attached hereto.


        As discussed above under Item 1 (Business), the Note Issuer is a newly organized entity established in July 1997 for limited purposes. As discussed above under Item 5 (Market for Registrant's Common Equity and Related Stockholder Matters - Use of Proceeds), on December 8, 1997, the Note Issuer issued Notes in order to purchase Transition Property. As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees and incidental investment interest income.

         In 1997, income generated from the Transition Property receivable was approximately $12,168,000. The Note Issuer also earned approximately $83,000 in interest from other investments. Interest expense of approximately
$12,048,000 relates to interest on the Notes and the amortization of debt issuance expenses and the discount on the Notes. The Note Issuer also incurred servicing fees of approximately $463,000.

         The Note Issuer expects to use collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property receivable and providing administrative services to the Note Issuer. (These agreements are discussed in greater detail in Note E to the Financial Statements attached hereto.)

         Collections of FTA Charges are currently meeting expectations. For the first quarter of 1998, collections were sufficient to cover scheduled payments on the Notes and related expenses. Such collections resulted in a surplus of approximately $77,000 after deducting scheduled payments on the Notes and related expenses. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

         The Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations as a result of any inability of the computer systems that it relies on to recognize the year 2000.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable to the Note Issuer or the Trust.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

         The Trust is a pass-through entity with no assets other than the Notes and no liabilities other than the Certificates. It does not have, and will not have, income or losses separate from payments on the Notes. Expenses of the trustees of the Trust are payable by the Note Issuer pursuant to the terms of a Fee and Indemnity Agreement. For these reasons, no separate financial statements of the Trust are included.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

         Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

         The Trust has no directors or officers.


Item 11.  Executive Compensation.

         Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

         Not applicable to the Trust.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

         Not applicable to the Trust.


Item 13.  Certain Relationships and Related Transactions.

         Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.

         Not applicable to the Trust.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of this report:

                  (1) Financial Statements: The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:

                           Report of Independent Accountants
                           Balance Sheet at December 31, 1997
                           Statement of Income and Changes in Member's
                                   Equity for the Year Ended December 31, 1997
                           Statement of Cash Flows for the Year Ended December 31, 1997
                           Notes to Financial Statements

                      (2) Exhibits required to be filed by Item 601 of Regulation S-K:

                           3.1      Certificate of Formation.(1)
                           3.3      Amended and Restated Limited Liability Company Agreement.(1)
                           4.1      Note Indenture.(2)
                           4.2      Series Supplement.(2)
                           4.3      Note.(2)
                           4.4      Amended and Restated Declaration and Agreement of Trust.(2)
                           4.5      First Supplemental Trust Agreement.(2)
                           4.6      Rate Reduction Certificate.(2)
                          10.1      Transition Property Purchase and Sale Agreement.(2)
                          10.2      Transition Property Servicing Agreement.(2)
                          10.3      Note Purchase Agreement.(2)
                          10.4      Fee and Indemnity Agreement.(2)
                          23.1      Consent of Arthur Andersen LLP.
                          27.1      Financial Data Schedule.

           (b)      Reports on Form 8-K filed during the quarter ended December 31, 1997:

         The Note Issuer filed a Current Report on Form 8-K dated December 8,
1997 to file with the Commission final forms of the material agreements relating to the issuance of the Notes and the Certificates.

------------------------------

        (1) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Registration Statement on Form S-3 No. 333-30715.

        (2) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Report on Form 8-K dated
December 8, 1998.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on the 30th day of March, 1998.


                                     PG&E FUNDING LLC, as Registrant


                                     By  /s/ Kent M. Harvey
                                        ---------------------------------------
                                            Kent M. Harvey, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

              Signature                               Title
              ---------                               -----

     /s/ Kent M. Harvey                       President and Director
     -----------------------------
         Kent M. Harvey                   (Principal Executive Officer)

     /s/ Gabriel B. Togneri                   Treasurer and Director
     -----------------------------
         Gabriel B. Togneri               (Principal Financial Officer)

     /s/ Christopher P. Johns                       Controller
     -----------------------------
         Christopher P. Johns             (Principal Accounting Officer)

     /s/ Walter S. Levison                           Director
     -----------------------------
         Walter S. Levison


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheet of PG&E Funding LLC (a Delaware Limited Liability Company) as of December 31, 1997, and the related statements of income and changes in member's equity and cash flows for the period from inception (July 1, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 1997, and the results of its operations and its cash flows for the period from inception (July 1, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
San Francisco, California
           March 30, 1998

                               PG&E FUNDING LLC
                                 BALANCE SHEET
                               DECEMBER 31, 1997
                                (in thousands)

ASSETS
------
              Current Assets:
                  Cash and cash equivalents                                         $5,188
                  Current portion of Transition Property receivable                301,288
                                                                                   -------
                      Total Current Assets                                         306,476

               Noncurrent Assets:
                  Restricted funds                                                  14,405
                  Transition Property receivable                                 2,602,080
                  Unamortized debt issuance expenses                                19,813
                                                                                   -------
                      Total Noncurrent Assets                                    2,636,298
                                                                                 ---------

                           TOTAL ASSETS                                         $2,942,774
                                                                                ----------


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

              Current Liabilities:
                  Accounts payable and accrued expenses                             $3,468
                  Interest payable                                                  11,653
                  Current portion of long-term debt                                125,000
                                                                                   -------
                      Total Current Liabilities                                    140,121

                  Long-term debt                                                 2,775,575
                                                                                 ---------

                      Total Liabilities                                          2,915,696

              Member's Equity                                                       27,078
                                                                                   -------

                      TOTAL LIABILITIES AND MEMBER'S EQUITY                     $2,942,774
                                                                                ==========

                      The accompanying Notes to Financial Statements are an integral part of this statement.


                                                  PG&E FUNDING LLC
                                STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY
                         FOR THE PERIOD FROM INCEPTION (JULY 1, 1997) TO DECEMBER 31, 1997
                                                   (in thousands)
INCOME
------

              Income from Transition Property receivable                       $12,168
              Other interest income                                                 83
                                                                               -------
                  Total Income                                                  12,251


EXPENSES
--------
              Interest expense                                                 $12,048
              Servicing fees                                                       463
              Administrative and general                                            10
                                                                               -------
                  Total Expenses                                                12,521

                      NET LOSS                                                $  (270)


              Member's equity at inception (July 1, 1997)                           -
              Member's contributions                                           27,348
                                                                              -------
                      MEMBER'S EQUITY AT DECEMBER 31, 1997                    $27,078
                                                                              =======

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                               PG&E FUNDING LLC
                            STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (JULY 1, 1997) TO DECEMBER 31, 1997
                                (in thousands)

         CASH FLOWS FROM OPERATIONS:

         Net loss                                                                   $(270)
         Adjustments to reconcile net income to net cash
         used in operating activities:
              Income from Transition Property receivable                          (12,168)
              Amortization of debt issuance expenses and
                  discount on long-term debt                                          395
              Change in operating assets and liabilities:
              Accounts payable                                                      3,468
              Interest payable                                                     11,653
                                                                                  -------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                            $3,078
                                                                                  -------


         INVESTING ACTIVITIES:

         Purchase of Transition Property receivable                           $(2,891,200)
                                                                              -----------

         FINANCING ACTIVITIES:

         Proceeds from issuance of Notes                                       $2,886,643
         Equity contribution from Pacific Gas and Electric Company                 27,348
         Debt issuance expenses                                                    (6,276)
         Increase in restricted funds                                             (14,405)
                                                                                ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                         $2,893,310
                                                                                ----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                                     5,188

         CASH AND CASH EQUIVALENTS AT INCEPTION
              (JULY 1, 1997)                                                             -
                                                                                   -------


         CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997                             $5,188
                                                                                   =======


         NONCASH TRANSACTION:

         Debt issuance expenses deducted from the proceeds received from the
              issuance of Notes                                                    $13,924

         CASH PAID FOR INTEREST:                                                   $     -

                      The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
-----------------------------

A. Basis of Presentation

The financial statements include the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. PG&E Funding LLC was formed on July 1, 1997, in order to effect the issuance of notes (the Notes) intended to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric restructuring legislation).

PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utility Commission (CPUC) pursuant to the electric restructuring legislation.

PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company in the event that Pacific Gas and Electric Company becomes subject to such a proceeding.

PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation.


B.  Summary of Accounting Policies

Cash Equivalents

Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with original maturities of three months or less.

Restricted Funds

The indenture agreement for the Notes requires PG&E Funding LLC to maintain funds equal to approximately 0.50% of the original principal amount of the Notes in an account with a trustee of the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1

(the Trust). These funds are to be held in reserve and used only in the event that collections of the nonbypassable charge provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

Unamortized Debt Issuance Expenses and Discount on Notes

The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized on a straight-line basis over the life of each respective class of Notes.

Income Taxes

PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC's activities accrue to Pacific Gas and Electric Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.


C.  Transition Property Receivable

Changes in the value of the Transition Property receivable reflecting a yield of approximately 6.59% are shown below (in thousands):

--------------------------------------------------------------------------------
Purchase price                                                  $2,891,200
Income due to increase in present value                             12,168
--------------------------------------------------------------------------------
Present value, December 31, 1997                                $2,903,368
Less:  Current portion                                            (301,288)
--------------------------------------------------------------------------------
Noncurrent portion                                              $2,602,080
--------------------------------------------------------------------------------

D.  Long Term Debt

In December 1997, PG&E Funding LLC issued approximately $2.9 billion of the Notes to the Trust. The Trust, in turn, issued pass-through certificates known as "rate reduction bonds" with an original principal amount equal to the original principal amount of the Notes. PG&E Funding LLC used the proceeds from the Notes to purchase the Transition Property receivable from Pacific Gas and Electric Company.

The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 1997, are:

                  Scheduled
                  Maturity                                     Interest      Amount
Class             Date                                         Rate          (in thousands)
---------------------------------------------------------------------------------------------
A-1               September 25, 1998                               5.94%   $ 125,000
A-2               June 25, 1999                                    6.01%     265,000
A-3               June 25, 2000                                    6.15%     280,000
A-4               June 25, 2001                                    6.16%     300,000
A-5               June 25, 2002                                    6.25%     290,000
A-6               September 25, 2003                               6.32%     375,000
A-7               September 25, 2006                               6.42%     866,000
A-8               December 26, 2007                                6.48%     400,000
---------------------------------------------------------------------------------------------

                                                                           2,901,000
Less:    Current maturities                                                 (125,000)
         Unamortized discount                                                   (425)
---------------------------------------------------------------------------------------------
Long-term debt                                                             2,775,575
---------------------------------------------------------------------------------------------


The estimated fair value of the Notes was approximately $2.9 billion at December 31, 1997. The estimated fair value of the Notes was based on quoted market prices.

The source of repayment will be a nonbypassable charge authorized by the CPUC. This nonbypassable charge will be collected from Pacific Gas and Electric Company's residential and small commercial electric customers by Pacific Gas and Electric Company, as Servicer. Collections of the nonbypassable charge are deposited on a monthly basis by Pacific Gas and Electric Company, as Servicer, with PG&E Funding LLC in an account maintained by a trustee of the Trust. Each quarter such monies are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to PG&E Funding LLC.


E.  Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, Pacific Gas and Electric Company, the Servicer, is required to manage and administer the Transition Property of PG&E Funding LLC and to collect the nonbypassable charge from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. For the period ended December 31, 1997, PG&E Funding LLC had incurred servicing fees of approximately $463,000.

Under an Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services for PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. For the period ended December 31, 1997, PG&E Funding LLC had incurred administrative services fees of approximately $6,000.

The Trust was created for the limited purposes of purchasing the Notes from PG&E Funding LLC, issuing rate reduction bonds, and applying the proceeds from the Notes to the payment of the rate reduction bonds. Under a Fee and Indemnity Agreement, PG&E Funding LLC is responsible for paying all fees and expenses incurred by the trustees of the Trust.

F. Legal Proceedings.

On October 6, 1997, The Utility Reform Network (TURN), a California consumer advocacy group, filed applications for rehearing with the CPUC seeking rehearing of a CPUC financing order (the Financing Order), alleging that the Financing Order was unlawful on various grounds. (The Financing Order, dated September 3, 1997, establishes, among other things, the separate nonbypassable charge payable by residential and small commercial electric customers.) The CPUC denied the applications for rehearing on October 22, 1997. TURN then challenged the CPUC's denial by filing a petition for writ of review of the Financing Order with the California Supreme Court. On December 4, 1997, the California Supreme Court denied the petition for writ of review.

Various consumer groups have filed a voter initiative with the California Attorney General which seeks, among other things, to prohibit the collection of any customer charges for the rate reduction bonds or, alternatively, requires Pacific Gas and Electric Company to offset such charges with an equal credit to customers. In February 1998, the California Secretary of State released the title and summary prepared for the proposed initiative by the California Attorney General's office. The sponsors of the initiative are now seeking sufficient signatures to qualify the initiative for the November 1998 statewide ballot. If the proposed initiative were voted into law, costly and time consuming litigation may ensue. Under the terms of the Transition Property Servicing Agreement, Pacific Gas and Electric Company as the Servicer is required to undertake such litigation under certain circumstances and to seek to recover the costs of such litigation through adjustments to the nonbypassable charges. PG&E Funding LLC believes that under applicable federal and state constitutional principles relating to the impairment of contracts, the State of California through such an initiative could not repeal or amend the authorization of PG&E Funding LLC to collect principal, interest and related costs for the rate reduction bonds if such repeal or amendment would substantially impair the rights of holders of the rate reduction bonds.

                               INDEX TO EXHIBITS


                                                            Sequentially
Exhibit Number    Description                               Numbered Page
--------------    -----------                               -------------


23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule