Form 10-Q
period 1998-03-31
PG&E FUNDING LLC
filed 1998-05-13
CIK 1041637

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q

                THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN

              GENERAL INSTRUCTION H 1(A) AND (B) OF FORM 10-Q AND

       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

                                       or

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

                                PG&E Funding LLC
                                ----------------
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                       94-3274751
          --------                                       ----------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)



          245 Market Street, Room 424, San Francisco, California 94105
          ------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (415) 972-5467
                                                            -------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No___.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)


Balance at                                                                      March 31,           December 31,
                                                                                   1998                 1997
                                                                           --------------------  ------------------

ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                                       $    1,326          $    5,188
     Current portion of Transition Property receivable                                  342,049             301,288
                                                                                     ----------          ----------
       TOTAL CURRENT ASSETS                                                             343,375             306,476

  NONCURRENT ASSETS:
     Restricted funds                                                                    14,845              14,405
     Transition Property receivable                                                   2,537,028           2,602,080
     Unamortized debt issuance expenses                                                  18,651              19,813
                                                                                     ----------          ----------
       TOTAL NONCURRENT ASSETS                                                        2,570,524           2,636,298

       TOTAL ASSETS                                                                  $2,913,899          $2,942,774
                                                                                     ==========          ==========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $    1,159          $    3,468
     Interest payable                                                                     3,024              11,653
     Current portion of long-term debt                                                  106,301             125,000
                                                                                     ----------          ----------
       TOTAL CURRENT LIABILITIES                                                        110,484             140,121

     Long-term debt                                                                   2,775,597           2,775,575
                                                                                     ----------          ----------

       TOTAL LIABILITIES                                                              2,886,081           2,915,696

  MEMBER'S EQUITY                                                                        27,818              27,078
                                                                                     ----------          ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                         $2,913,899          $2,942,774
                                                                                     ==========          ==========

The accompanying Notes to Financial Statements are an integral part of this statement.


PG&E FUNDING LLC
STATEMENT OF INCOME  AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31,                                         1998
                                                                             ----

INCOME
------

  Income from Transition Property receivable                              $50,901
  Interest income                                                             453
                                                                          -------
     TOTAL INCOME                                                          51,354

EXPENSES
--------

  Interest expense                                                         46,768
  Servicing fees                                                            1,812
  Administrative and general                                                   24
                                                                          -------
     TOTAL EXPENSES                                                        48,604

       NET INCOME                                                         $ 2,750

  Member's equity at December 31, 1997                                     27,078
  Member's distributions                                                   (2,010)
                                                                          -------

     MEMBER'S EQUITY AT MARCH 31, 1998                                    $27,818
                                                                          =======

The accompanying Notes to Financial Statements are an integral part of this statement.


PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31,                                               1998
                                                                                   ----


NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $ 17,287
                                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                          (18,699)
  Equity distributions to Member                                                 (2,010)
  Net change in restricted funds                                                   (440)
                                                                               --------

NET CASH USED IN FINANCING ACTIVITIES                                           (21,149)
                                                                               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (3,862)

CASH AND  CASH EQUIVALENTS AT DECEMBER 31, 1997                                   5,188
                                                                               --------

CASH AND CASH EQUIVALENTS AT MARCH 31, 1998                                    $  1,326
                                                                               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                       $ 54,211

The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
-----------------------------


A.  Basis of Presentation

This Quarterly Report on Form 10-Q includes the financial statements of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1997 Annual Report on Form 10-K.

PG&E Funding LLC believes that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim period. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

PG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing the Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge levied on residential electric customers and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utility Commission pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC's activities accrue to Pacific Gas and Electric Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following analysis of the results of operations of PG&E Funding LLC (the "Note Issuer") is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein and the Financial Statements and Notes to Financial Statements included in the Note Issuer's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Note Issuer is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company in the event Pacific Gas and Electric Company becomes subject to such a proceeding.

     In 1997, the Note Issuer acquired Transition Property and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to eleven years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. The Note Issuer entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of the Note Issuer.

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

     During the first quarter of 1998, income generated from the Transition Property receivable was approximately $50,901,000. The Note Issuer also earned approximately $453,000 in interest from other investments. Interest expense of approximately $46,768,000 relates to interest on the Notes and the amortization of debt issuance expenses and the discount on the Notes. The Note Issuer also incurred servicing fees of approximately $1,812,000 and made a distribution of approximately $2,010,000 to its member.

     The Note Issuer uses collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property and providing administrative services to the Note Issuer.

     Collections of FTA Charges are currently meeting expectations. For the first quarter of 1998, collections of approximately $75,192,000 resulted in a surplus of approximately $77,000 after deducting scheduled principal and interest payments on the Notes of approximately $72,910,000, payments of approximately $1,842,000 for servicing fees and other expenses and approximately $363,000 retained to fund the Overcollateralization Account established under the Indenture. The surplus will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

     The Note Issuer does not expect any material adverse impact on the Note Issuer or its financial position or results of operations as a result of any inability of the computer systems that it relies on to recognize the year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to the Note Issuer or the Trust.

                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated March 15, 1998 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

               3.1  Certificate of Formation.(1)
               3.3  Amended and Restated Limited Liability Company Agreement.(1)
               4.1  Note Indenture.(2)
               4.2  Series Supplement.(2)
               4.3  Note.(2)
               4.4  Amended and Restated Declaration and Agreement of Trust.(2)
               4.5  First Supplemental Trust Agreement.(2)
               4.6  Rate Reduction Certificate.(2)
              10.1  Transition Property Purchase and Sale Agreement.(2)
              10.2  Transition Property Servicing Agreement.(2)
              10.3  Note Purchase Agreement.(2)
              10.4  Fee and Indemnity Agreement.(2)
              27    Financial Data Schedule for the quarter ended
                    March 31, 1998.
              99.1  Quarterly Servicer's Certificate dated March 15, 1998.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

               The Note Issuer did not file any reports on Form 8-K during this quarter.


-----------------
(1) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Registration Statement on Form S-3 No. 333-30715.

(2) Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Report on Form 8-K dated December 8, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of May, 1998.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ Gabriel B. Togneri
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer

                               INDEX TO EXHIBITS

                                                                 Sequentially
Exhibit Number        Description                                Numbered Page
--------------        -----------                                -------------


27                    Financial Data Schedule                         10

99.1                  Quarterly Servicer's Certificate                11
                      dated March 15, 1998