Form 10-Q
period 1998-06-30
PG&E FUNDING LLC
filed 1998-08-14
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

           For the quarterly period ended June 30, 1998

                                       or

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)

Balance at                                                                   June 30,              December 31,
                                                                               1998                    1997
                                                                          -------------           -------------
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                               $    1,267             $    5,188
     Current portion of Transition Property receivable                          324,465                301,288
     Accounts receivable                                                              6                      -
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     325,738                306,476

  NONCURRENT ASSETS:
     Restricted funds                                                            17,779                 14,405
     Transition Property receivable                                           2,471,978              2,602,080
     Unamortized debt issuance expenses                                          17,343                 19,813
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                2,507,100              2,636,298
                                                                             ----------              ----------

       TOTAL ASSETS                                                          $2,832,838             $2,942,774
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       4             $    3,468
     Interest payable                                                             2,957                 11,653
     Current portion of long-term debt                                          289,181                125,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,142                140,121

     Long-term debt                                                           2,510,620              2,775,575
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,802,762              2,915,696

  MEMBER'S EQUITY                                                                30,076                 27,078
                                                                             ----------             ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,832,838             $2,942,774
                                                                             ==========             ==========

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
STATEMENT OF INCOME  AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                                                                     Three months ended         Six months ended
                                                                         June 30, 1998           June 30, 1998
                                                                      -----------------          ---------------
INCOME
------
  Income from Transition Property receivable                                    $49,283               $100,184
  Interest income                                                                   773                  1,226
                                                                                -------                -------
     TOTAL INCOME                                                                50,056                101,410

EXPENSES
----------

  Interest expense                                                               46,411                 93,179
  Servicing fees                                                                  1,339                  3,151
  Administrative and general                                                         48                     72
                                                                                -------                -------
     TOTAL EXPENSES                                                              47,798                 96,402
                                                                                -------                -------

       NET INCOME                                                               $ 2,258                 $5,008

  Member's equity - beginning of period                                          27,818                 27,078
  Member's distributions                                                              -                 (2,010)
                                                                                -------                 ------

     MEMBER'S EQUITY AT JUNE 30, 1998                                           $30,076                $30,076
                                                                                =======                =======

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)
FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                 1998
                                                                              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $102,281
                                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (100,819)
  Equity distributions to Member                                                 (2,010)
  Net change in restricted funds                                                 (3,373)
                                                                               --------

NET CASH USED IN FINANCING ACTIVITIES                                          (106,202)
                                                                               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (3,921)

CASH AND  CASH EQUIVALENTS AT DECEMBER 31, 1997                                   5,188
                                                                               --------

CASH AND CASH EQUIVALENTS AT JUNE 30, 1998                                     $  1,267
                                                                               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                       $ 99,532

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

   PG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing the Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge levied on residential electric customers and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission (the "CPUC") pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate
Bill 477.

   PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC's activities accrue to Pacific Gas and Electric Company.

   The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of income, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.



B.  California Voter Initiative
   ----------------------------

On June 24, 1998, the California Secretary of State officially certified a Voter Initiative for the November 3, 1998 statewide election, based on the required submission of petitions containing a sufficient number of valid signatures. On July 17, 1998, the Secretary of State designated the Voter Initiative as Proposition 9 on the ballot.

   Proposition 9 seeks to amend or repeal Assembly Bill 1890, Chapter 854, California Statutes of 1996 (as amended, the "Statute") in various respects, including requiring utilities to provide a 10% reduction in electricity rates charged to residential and small commercial customers in addition to the 10% rate reduction that was effective as of January 1, 1998. Among other things, Proposition 9 would prohibit the collection of the separate nonbypassable charges payable by residential and small commercial customers (the "FTA Charges") by Pacific Gas and Electric Company for the payment of rate reduction bonds, such as the Certificates, or if such a prohibition were found to be unenforceable by a court of competent jurisdiction, require Pacific Gas and Electric Company to offset any such FTA Charge by crediting back to the customer the amount of such charge. In addition, Proposition 9 states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997 . . . shall be deemed to have notice of the [Voter Initiative]."

   On May 22, 1998, a group known as "Californians for Affordable and Reliable Electric Services" ("CARES") filed a petition in the Third District Court of Appeal (Californians for Affordable and Reliable Electric Service v. Bill Jones, et al.) to invalidate Proposition 9 on the grounds that it represents an unconstitutional impairment of contract rights, and that it is an unconstitutional attempt to implement actions by statute that only can be done through a state constitutional amendment. Supporters of CARES include the California State Chamber of Commerce, the state's investors owned utilities

(including Pacific Gas and Electric Company), and a wide range of business, environmental, and consumer groups. On July 2nd, the Court denied the
CARES petition. On July 6, 1998, CARES filed a petition for review of the
appellate court's ruling with the California Supreme Court.   On July 15, 1998,
the California Supreme Court denied CARES' petition for review. Neither the appellate court's ruling nor the California Supreme Court's ruling represent a ruling on the merits of Proposition 9. Such rulings do not preclude further legal challenge to Proposition 9 if it is approved by the voters in November.

   If Proposition 9 is approved by the voters, costly and time consuming litigation will ensue. Any such litigation may adversely affect the secondary market for the Certificates, including the price and liquidity of the Certificates. Further, the collection of the FTA Charges necessary to pay the Certificates while the litigation is pending would be precluded if an immediate stay is not granted. Even if a stay is granted, there may be terms and conditions imposed in connection with the stay that may adversely affect Certificateholders. The failure to pay interest on the Certificates when due could give rise to an event of default permitting acceleration of the maturity of the Certificates.

   Finally, if Proposition 9 is ultimately upheld against legal challenge, the primary source for payments on the Certificates would become unavailable, and Certificateholders could incur a loss of their investment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q.
Such analysis should be read in conjunction with the Financial
Statements included herein and the Financial Statements and Notes to Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 1997.

   PG&E Funding LLC is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of PG&E Funding LLC, owns all of the equity securities of PG&E Funding LLC. PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company in the event Pacific Gas and Electric Company becomes subject to such a proceeding.

   In December 1997, PG&E Funding LLC acquired Transition Property and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to eleven years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between PG&E Funding LLC and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement
(the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

   The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the CPUC, together with the related
Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization amount described in the Financing Order.

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

   Income generated from the Transition Property receivable for the three and six month periods ended June 30, 1998 was approximately $49,283,000 and $100,184,000 respectively. PG&E Funding LLC also earned interest from other investments of approximately $773,000 and $1,226,000 respectively for the three- and six- month periods ended June 30, 1998. Quarter to date and year to date interest expense of approximately $46,411,000 and $93,179,000 respectively relates to interest on the Notes and the amortization of debt issuance expenses and the discount on the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,339,000 and $3,151,000 respectively for the three- month and six- month periods ended June 30, 1998.

   PG&E Funding LLC uses collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property and providing administrative services to PG&E Funding LLC.

   For the second quarter of 1998, collections of FTA Charges were approximately $131,918,000. This brought the total year to date collections as of June 30, 1998 to approximately $207,110,000 and resulted in a surplus of approximately $2,347,000 after deducting year to date scheduled principal and interest payments on the Notes of approximately $200,351,000, payments of approximately $3,687,000 for servicing fees and other expenses and approximately $725,000 retained to fund the Overcollateralization Account established under the Indenture. The surplus will be applied toward future payments on the Notes.


California Voter Initiative:
----------------------------

As discussed under the caption "RECENT DEVELOPMENTS--Voter
Initiative" in the Prospectus Supplement dated November 25, 1997 (the "Prospectus Supplement") for the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, Rate Reduction Certificates, Series 1997-1 (the "Certificates") and in PG&E Funding LLC's Report on
Form 10-K for the year ended December 31, 1997, certain California groups had previously submitted to the California State Attorney General a proposed ballot initiative (the "Voter Initiative") relating to the Certificates, which were issued in December 1997.

   On June 24, 1998, the California Secretary of State officially certified the Voter Initiative for the November 3, 1998 statewide election, based on the required submission of petitions containing a sufficient number of valid signatures. On July 17, 1998, the Secretary of State designated the Voter Initiative as Proposition 9 on the ballot.

   Proposition 9 seeks to amend or repeal Assembly Bill 1890, Chapter 854, California Statutes of 1996 (as amended, the "Statute") in various respects, including requiring utilities, such as Pacific Gas and Electric Company, to provide a 10% reduction in electricity rates charged to residential and small commercial customers in addition to the 10% rate reduction that was effective as of January 1, 1998. Among other things, Proposition 9 would prohibit the collection of the separate nonbypassable charges payable by residential and small commercial customers by a utility, such as Pacific Gas and Electric Company, for the payment of rate reduction bonds, such as the Certificates, or if such a prohibition were found to be unenforceable by a court of competent jurisdiction, require the utility to offset any such FTA Charge by crediting back to the customer the amount of such charge. In addition, Proposition 9 states that "any underwriter or bond purchaser who purchases rate reduction bonds after November 15, 1997 . . . shall be deemed to have notice of the [Voter Initiative]."

   On May 22, 1998, a group known as "Californians for Affordable and Reliable Electric Services" ("CARES") filed a petition in the Third District Court of Appeal (Californians for Affordable and Reliable Electric Service v. Bill Jones, et al.) to invalidate Proposition 9 on the grounds that it represents an unconstitutional impairment of contract rights, and that it is an unconstitutional attempt to implement actions by statute that only can be done through a state constitutional amendment. Supporters of CARES include the California State Chamber of Commerce, the state's investors owned utilities (including Pacific Gas and Electric Company), and a wide range of business, environmental, and consumer groups. On July 2nd, the Court denied the CARES petition. On July 6, 1998, CARES filed a petition for review of the appellate court's ruling with the California Supreme Court. On July 15, 1998, the California Supreme Court denied CARES' petition for review. Neither the appellate court's ruling nor the California Supreme Court's ruling represent a ruling on the merits of Proposition 9. Such rulings do not preclude further legal challenge to Proposition 9 if it is approved by the voters in November.

   If Proposition 9 is approved by the voters, costly and time consuming litigation will ensue. Any such litigation may adversely affect the secondary market for the Certificates, including the price and liquidity of the Certificates. Further, the collection of the FTA Charges necessary to pay the Certificates while the litigation is pending would be precluded if an immediate stay is not granted. Even if a stay is granted, there may be terms and conditions imposed in connection with the stay that may adversely affect Certificateholders. The failure to pay interest on the Certificates when due could give rise to an event of default permitting acceleration of the maturity of the Certificates.

   Finally, if Proposition 9 is ultimately upheld against legal challenge, the primary source for payments on the Certificates would become unavailable, and Certificateholders could incur a loss of their investment.


YEAR 2000:
---------

The Year 2000 issue exists because software products use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. Some software products might fail or function incorrectly if not repaired or replaced with Year 2000 compliant products. In addition, many electronic monitoring and control systems have two-digit date coding embedded within their circuitry and may also be susceptible to failure or incorrect operation unless corrected or replaced with Year 2000 compliant products.

   PG&E Funding LLC is dependent on Pacific Gas and Electric Company, as servicer of the Transition Property, to collect the FTA charges from residential and small commercial customers and remit the FTA charges to the Trust.

   PG&E Funding LLC understands that Pacific Gas and Electric Company is focusing its efforts to be Year 2000 ready on those software and embedded systems which are critical to its business. Pacific Gas and Electric Company has informed PG&E Funding LLC that it expects to complete remediation of the critical software systems by the end of 1998 and to complete testing of these systems by the third quarter of 1999. Although Pacific Gas and Electric Company has completed an inventory of all embedded systems to assess the degree of Year 2000 compliance, additional embedded systems that require Year 2000 remediation may be discovered as it begins the remediation and testing phases of its compliance effort. Pacific Gas and Electric Company expects to complete its assessment of all critical embedded systems, and to repair or replace those systems found to be non-compliant, by the fourth quarter of 1999. The costs of such remediation will be borne by Pacific Gas and Electric Company and not PG&E Funding LLC.

   Pacific Gas and Electric Company also depends upon external parties including customers, suppliers, business partners, government agencies, and financial institutions to reliably deliver Pacific Gas and Electric Company's products and services to enable it to service the Transition Property.
Pacific Gas and Electric Company has begun to assess the degree to which third parties with whom it has significant business relationships have adequate plans to address Year 2000 problems. Pacific Gas and Electric Company expects to complete this assessment by the fourth quarter of 1998.

   To the extent appropriate, PG&E Funding LLC plans to take advantage of the contingency plans which may be developed by Pacific Gas and Electric Company to reduce the risk of material impacts on operations from Year 2000 problems.
Due to the speculative nature of contingency planning, it is uncertain whether such plans actually will be sufficient to reduce the risk of material impacts on PG&E Funding LLC's operations due to Year 2000 problems.

   Pacific Gas and Electric Company's current schedule is subject to change, depending on developments that may arise through further assessment of its systems and through the remediation and testing phases of its compliance effort. Further, Pacific Gas and Electric Company's current schedule is partially dependent on the efforts of third parties including vendors, suppliers, and customers. Therefore, delays by third parties may cause its schedule to change.

   Based on Pacific Gas and Electric Company's current schedule for the completion of Year 2000 tasks, PG&E Funding LLC understands that Pacific Gas and Electric Company believes that its plan is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to many risks and uncertainties, as described above. If Pacific
Gas and Electric Company, or third parties, fail to achieve Year 2000 readiness with respect to critical systems affecting the collection and remittance of FTA charges, there could be a material adverse impact on PG&E Funding LLC's results of operations, financial condition, and cash flows.


Forward-looking Information:
----------------------------

This Quarterly Report on Form 10-Q, including the preceding discussion of financial condition and results of operations, and elsewhere, contains forward looking statements that involve risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. Words such as "estimates", "expects", "anticipates", "plans", "believes", and similar expressions identify forward looking statements involving risks and uncertainties. Actual results or outcomes could differ materially as a result of such important factors discussed above as the passage and implementation of, and the commencement and outcome of litigation involving Proposition 9 on the November 1998 ballot and the ability of Pacific Gas and Electric Company to address and to make year 2000 ready the computer systems used by Pacific Gas and Electric Company as servicer of the Transition Property.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to PG&E Funding LLC or the Trust.


                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated June 25, 1998 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    June 30, 1998.
              99.1  Quarterly Servicer's Certificate dated June 25, 1998.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1998:

              1.  June 24, 1998
                    Item 5.  Other Events
                    A.  Voter Initiative (Proposition 9)

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 14th day of August, 1998.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer

                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated June 25, 1998