Form 10-Q
period 1998-09-30
PG&E FUNDING LLC
filed 1998-10-29
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

           For the quarterly period ended September 30, 1998

                                       or

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)


Balance at                                                                September 30,            December 31,
                                                                               1998                    1997
                                                                          -------------           -------------
ASSETS
-------

CURRENT ASSETS:
     Cash and cash equivalents                                               $    2,367             $    5,188
     Current portion of Transition Property receivable                          303,190                301,288
     Accounts receivable                                                              -                      -
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     305,557                306,476

  NONCURRENT ASSETS:
     Restricted funds                                                            13,962                 14,405
     Transition Property receivable                                           2,406,927              2,602,080
     Unamortized debt issuance expenses                                          16,194                 19,813
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                2,437,083              2,636,298
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,742,640             $2,942,774
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $      25             $    3,468
     Interest payable                                                             2,880                 11,653
     Current portion of long-term debt                                          197,120                125,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                200,025                140,121

     Long-term debt                                                           2,510,643              2,775,575
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,710,668              2,915,696

  MEMBER'S EQUITY                                                                31,972                 27,078
                                                                             ----------             ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,742,640             $2,942,774
                                                                             ==========             ==========

The accompanying Notes to Financial Statements are an integral part of this statement.




PG&E FUNDING LLC
STATEMENT OF INCOME  AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)


                                                                     Three months ended        Nine months ended
                                                                     September 30, 1998       September 30, 1998
                                                                      -----------------          ---------------


INCOME
------
  Income from Transition Property receivable                                    $47,902               $148,086
  Interest income                                                                 1,046                  2,272
                                                                                -------                -------
     TOTAL INCOME                                                                48,948                150,358

EXPENSES
--------

  Interest expense                                                               45,198                138,377
  Servicing fees                                                                  1,750                  4,901
  Administrative and general                                                        105                    176
                                                                                -------                -------
     TOTAL EXPENSES                                                              47,053                143,454
                                                                                -------                -------

       NET INCOME                                                               $ 1,895                 $6,904
  Member's equity - beginning of period                                          30,077                 27,078
  Member's distributions                                                              -                 (2,010)
                                                                                -------                 ------

     MEMBER'S EQUITY AT September 30, 1998                                      $31,972                $31,972
                                                                                =======                =======

The accompanying Notes to Financial Statements are an integral part of this statement.


PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                            1998
                                                                              ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $191,627
                                                                               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (192,881)
  Equity distributions to Member                                                 (2,010)
  Net change in restricted funds                                                    443
                                                                               --------

NET CASH USED IN FINANCING ACTIVITIES                                          (194,448)
                                                                               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (2,821)

CASH AND  CASH EQUIVALENTS AT DECEMBER 31, 1997                                   5,188
                                                                               --------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30, 1998                                $  2,367
                                                                               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                       $143,633

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

   PG&E Funding LLC was organized for the limited purposes of issuing Notes and holding and servicing the Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge levied on residential and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission (the "CPUC") pursuant to the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477.

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



B.  California Voter Initiative
   ----------------------------

On November 3, 1998, California voters will vote on Proposition 9, an initiative sponsored by various consumer groups.

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

   If Proposition 9 is approved by the voters, costly and time consuming litigation will ensue. During the pendency of any such litigation, Proposition 9 may adversely affect the secondary market for the Certificates, including the price and liquidity of the Certificates. Further, the collection of the FTA Charges necessary to pay the Certificates while the litigation is pending would be precluded if an immediate stay is not granted. Even if a stay is granted, there may be terms and conditions imposed in connection with the stay that may adversely affect Certificateholders. The failure to pay interest on the Certificates when due could give rise to an event of default permitting acceleration of the maturity of the Certificates.

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

   In December 1997, PG&E Funding LLC acquired Transition Property from Pacific Gas and Electric Company and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8
(the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to eleven years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between PG&E Funding LLC and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust
(the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

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

   Income generated from the Transition Property receivable for the three and nine month periods ended September 30, 1998 was approximately $47,902,000 and $148,086,000, respectively. PG&E Funding LLC also earned interest from other investments of approximately $1,046,000 and $2,272,000, respectively, for the three- and nine- month periods ended September 30, 1998. Quarter to date and year to date interest expense of approximately $45,198,000 and $138,377,000, respectively, relates to interest on the Notes and the amortization of debt issuance expenses and the discount on the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,750,000 and $4,901,000, respectively, for the three- month and nine- month periods ended September 30, 1998.

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

   For the third quarter of 1998, collections of FTA Charges were approximately $134,229,000. This brought the total year to date collections as of September 30, 1998 to approximately $341,339,000. Year to date scheduled principal and interest payments on the Notes through September 30, 1998 were approximately $336,514,000, with payments of approximately $5,468,000 for servicing fees and other expenses. In order to meet third quarter obligations, PG&E Funding LLC drew against the reserve and overcollateralization subaccounts for approximately $2,583,000, leaving $489,000 remaining in the overcollateralization subaccount and a zero balance in the reserve subaccount. The overcollateralization subaccount will be replenished in subsequent periods to the extent required to meet the overcollateralization amount provided for in the Indenture. The Indenture allows the FTA charges to be adjusted at least annually if there is a material shortfall or overage in collections. Provided that the California Voter Initiative is not approved by the voters, the Note Issuer expects future collections of FTA charges to be sufficient to cover expenses and to make scheduled payments on the Notes on a timely basis.



California Voter Initiative:
----------------------------

   On November 3, 1998, California voters will vote on Proposition 9, an initiative sponsored by various consumer groups.

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

   As reported in PG&E Funding LLC's Current Report on Form 8-K dated October 15, 1998, Bankers Trust Company of California, N.A., as certificate trustee of the Trust, informed PG&E Funding LLC that it had transmitted to holders of certificates of record on October 14, 1998, a letter regarding certain actions the trustee was taking to prepare to challenge Proposition 9 if it is approved by voters.

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

   PG&E Funding LLC is dependent on Pacific Gas and Electric Company, as servicer of the Transition Property, to collect the FTA charges from residential and small commercial customers and remit the FTA charges to the Trust. Information regarding Pacific Gas and Electric Company's Year 2000 efforts is contained in Pacific Gas and Electric Company's reports filed with the Securities and Exchange Commission. If Pacific Gas and Electric Company, or third parties, fail to achieve Year 2000 readiness with respect to systems affecting the collection and remittance of FTA charges, there could be a material adverse impact on PG&E Funding LLC's results of operations, financial condition, and cash flows.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to PG&E Funding LLC or the Trust.


                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated September 25, 1998 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    September 30, 1998.
              99.1  Quarterly Servicer's Certificate dated September 25, 1998.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 1998:

1.  Current Report on Form 8-K dated October 15, 1998.
     Item 5. Other Events.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 28th day of October, 1998.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer

                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated September 25, 1998