Form 10-K
period 1998-12-31
PG&E FUNDING LLC
filed 1999-03-31
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN
              GENERAL INSTRUCTION I 1(a) AND (b) OF FORM 10-K AND
       IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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


                               PG&E Funding LLC
                               -----------------
            (Exact name of Registrant as Specified in its Charter)

          Delaware                                     94-3274751
(State or Other Jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


         245 Market Street, Suite 424, San Francisco, California 94105
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

---------------------------------------------------------------------------------

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


                     DOCUMENTS INCORPORATED BY REFERENCE.

         Not applicable.


                                    PART I


Item 1.  Business

         General

PG&E Funding LLC (the "Note Issuer") is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 245 Market Street, Suite 424,
San Francisco, California 94105. Its mailing address is Mail Code N4E,
P.O. Box 770000, San Francisco, CA 94177 and its phone number is (415)972-5467. The Note Issuer was organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company in the event Pacific Gas and Electric Company becomes subject to such a proceeding.

        The only material business conducted by the Note Issuer has been the servicing of the Transition Property. During the year, PG&E Funding LLC collected approximately $490,000,000 in FTA Charges (as described below) and paid $484,000,000 in principal, interest, and other expenses. Of the original $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), there remains approximately $2,611,000,000 in principal, with scheduled maturities ranging from three months to ten years. The specific interest rate and maturity of each class of Notes is specified herein under Note D of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the
Note Issuer and Bankers Trust Company of California, N.A., as trustee
(the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

        The Note Issuer has no employees. It entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer entered into an Administrative Services Agreement with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company performs administrative and operational duties for the Note Issuer.


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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising them of a decrease to the FTA Charge effective January 1, 1999.

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

Item 3.  Legal Proceedings.

There are no material pending legal proceedings involving the Note Issuer, the Trust, or the Transition Property.


Item 4.  Submission of Matters to a Vote of Security Holders.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K.



                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         (a) Sales of Unregistered Securities.
             --------------------------------
There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Pacific Gas and Electric Company. Pacific Gas and Electric Company purchased its membership interest in the Note Issuer in July 1997 for a purchase price of $5,000 and made capital contributions to the Note Issuer aggregating approximately $27,348,000 as of December 31, 1998. Such purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof. The Note Issuer made no other sales of unregistered securities.

         (b) Restrictions on Dividends.
             -------------------------
The Indenture prohibits the Note Issuer from making any distributions to its member unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding. As of December 31, 1998, the Note Issuer made distributions to its member in the amount of $2,010,000. The Note Issuer intends to continue to make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

(c)  Certificateholders.
     -------------------
As of March 29, 1999, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company. The Certificates are not traded on any established trading market.


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

         As discussed above under Item 1 (Business), the Note Issuer is a special purpose entity established in July 1997 for limited purposes.
On December 8, 1997, the Note Issuer issued Notes in order to purchase Transition Property. As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business), income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees and incidental investment interest income.

         In 1998, income generated from the Transition Property receivable was approximately $194,304,000. The Note Issuer also earned approximately $3,233,000 in interest from other investments. Interest expense of approximately $182,240,000 relates to interest on the Notes and the amortization of debt issuance expenses and discount on the Notes. The Note Issuer also incurred servicing fees of approximately $6,594,000, and trustee, administrative, and general fees of approximately $474,000.

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

         Collections of FTA Charges are currently meeting expectations. For the year ended December 31, 1998, collections of approximately $490,000,000 were sufficient to cover scheduled payments on the Notes and related expenses. Such collections resulted in a surplus of approximately $5,088,000 after deducting scheduled payments on the Notes and related expenses. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.


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

         PG&E Funding LLC is dependent on Pacific Gas and Electric Company, as servicer of the Transition Property, to collect the FTA Charges from residential and small commercial customers and remit the FTA Charges to the Trust. Information regarding Pacific Gas and Electric Company's Year 2000 efforts is contained in Pacific Gas and Electric Company's reports filed with the Securities and Exchange Commission. If Pacific Gas and Electric Company, or other third parties, fail to achieve Year 2000 readiness with respect to systems affecting the collection and remittance of FTA Charges, there could be a material adverse impact on PG&E Funding LLC's results of operations, financial condition, and cash flows.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-term Debt:
--------------
The table below provides information about our rate reduction bonds at December 31, 1998:

(in millions)
Expected maturity date	   1999   2000   2001   2002   2003  Thereafter   Total

Rate reduction bonds     $290   $290   $290    $290   $290   $1,160    $2,611
Average interest rate    6.10%  6.16%  6.22%   6.30%  6.36%    6.44%     6.32%


Item 8.  Financial Statements and Supplementary Data.

The financial statements and related financial information of the Note Issuer are set forth below.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheet of PG&E Funding LLC
(a Delaware Limited Liability Company) as of December 31, 1998, and 1997, and the related statements of income and changes in member's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
San Francisco, California
           March 30, 1999

                               PG&E FUNDING LLC
                                 BALANCE SHEET
                                  DECEMBER 31,
                                (in thousands)

                                                                          1998        1997
                                                                    ----------  ----------
ASSETS
------
              Current Assets:
                  Cash and cash equivalents                         $    2,105  $    5,188
                  Current portion of Transition Property receivable    289,785     301,288
                                                                    ----------  ----------
                      Total Current Assets                             291,890     306,476

               Noncurrent Assets:
                  Restricted funds                                      21,547      14,405
                  Transition Property receivable                     2,318,279   2,602,080
                  Unamortized debt issuance expenses                    15,042      19,813
                                                                    ----------  ----------
                      Total Noncurrent Assets                        2,354,868   2,636,298
                                                                    ----------  ----------

                           TOTAL ASSETS                             $2,646,758  $2,942,774
                                                                    ==========  ==========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

              Current Liabilities:
                  Accounts payable and accrued expenses             $       48  $    3,468
                  Interest payable                                       2,848      11,653
                  Current portion of long-term debt                    290,000     290,000
                                                                    ----------  ----------
                      Total Current Liabilities                        292,896     305,121

                  Long-term debt                                     2,320,565   2,610,575
                                                                    ----------  ----------

                      Total Liabilities                              2,613,461   2,915,696


              Member's Equity                                           33,297      27,078
                                                                    ----------  ----------

                      TOTAL LIABILITIES AND MEMBER'S EQUITY         $2,646,758  $2,942,774
                                                                    ==========  ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.


                                                  PG&E FUNDING LLC
                                STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY
                                     FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                              THE SIX-MONTH PERIOD FROM INCEPTION TO DECEMBER 31, 1997
                                                   (in thousands)
                                                                          1998        1997
                                                                    ----------  ----------
INCOME
------
              Income from Transition Property receivable              $194,304     $12,168
              Other interest income                                      3,233          83
                                                                      --------     -------
                  Total Income                                         197,537      12,251


EXPENSES
--------
              Interest expense                                         182,240      12,048
              Servicing fees                                             6,594         463
              Trustee fees                                                 192           0
              Administrative and general                                   282          10
                                                                      --------     -------
                  Total Expenses                                       189,308      12,521
                                                                      --------     -------

                      NET INCOME(LOSS)                                $  8,229     $ (270)
                                                                      --------     -------

              Member's equity at beginning of period                    27,078           0
              Member's contributions(distributions)                     (2,010)     27,348
                                                                      --------     -------
                      MEMBER'S EQUITY AT PERIOD END                   $ 33,297     $27,078
                                                                      ========     =======

    The accompanying Notes to Financial Statements are an integral part of this statement.

                              PG&E FUNDING LLC
                            STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31, 1998
             AND THE SIX-MONTH PERIOD FROM INCEPTION TO DECEMBER 31, 1997
                                (in thousands)
                                                                        1998          1997
                                                                   ---------  ------------
         CASH FLOWS FROM OPERATIONS:

         Net Income(Loss)                                          $   8,229  $      (270)
         Adjustments to reconcile net income to net cash
         used in operating activities:
              Income from Transition Property receivable            (194,304)     (12,168)
              Amortization of debt issuance expenses and
                   discount on long-term debt                          4,861          395
              Change in operating assets and liabilities:
                   Transition Property Receivable                    489,608            0
                   Accounts payable                                   (3,420)       3,468
                   Interest payable                                   (8,805)      11,653
                                                                   ---------  -----------

              NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 296,169  $     3,078
                                                                   ---------  -----------


         INVESTING ACTIVITIES:

         Purchase of Transition Property receivable                $       0  $(2,891,200)
                                                                   ---------  -----------

         FINANCING ACTIVITIES:

         Proceeds from issuance of Notes                           $       0  $ 2,886,643
         Principal payments on long-term debt                       (290,100)           0
         Equity contribution from Pacific Gas and Electric Company         0       27,348
         Equity distribution to Pacific Gas and Electric Company      (2,010)           0
         Debt issuance expenses                                            0       (6,276)
         (Increase)decrease in restricted funds                       (7,142)     (14,405)
                                                                   ---------  -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES            $(299,252) $ 2,893,310
                                                                   ---------- -----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS                      (3,083)       5,188

         CASH AND CASH EQUIVALENTS AT: JANUARY 1,                      5,188            -
                                       INCEPTION-JULY 1, 1997              -            0

                                                                   ---------  -----------

         CASH AND CASH EQUIVALENTS AT DECEMBER 31,                 $   2,105  $     5,188
                                                                   =========  ===========


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Debt issuance expenses deducted from the proceeds
              received from the issuance of Notes                          -  $    13,924

         Cash paid for interest:                                   $ 186,355            -

    The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
-----------------------------

A. Basis of Presentation

The financial statements include the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. PG&E Funding LLC, was formed on July 1, 1997, in order to effect the issuance of notes (the Notes) intended to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric restructuring legislation). As described in Note D, PG&E Funding LLC issued the Notes in December 1997.

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

         PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company in the event that Pacific Gas and Electric Company becomes subject to such a proceeding. PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after final maturity of the Notes on December 26, 2009.

B.  Summary of Accounting Policies

Cash Equivalents

Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with original maturities of three months or less.

Restricted Funds

Restricted funds include amounts required under the indenture agreement, surplus collections, and interest earned on these funds.

         The indenture agreement for the Notes requires PG&E Funding LLC to maintain funds equal to approximately 0.50% of the original principal amount of the Notes in an account with a trustee of the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1(the Trust). These funds are to be held in reserve and used only in the event that collections of the nonbypassable charge provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

         Surplus collections of nonbypassable charges result when collection of these charges exceeds scheduled payments of principle and interest on the Notes and related expenses. These surplus collections were approximately $5,088,000 in 1998 and $0 in 1997, and will be applied to future payments on the Notes.

Unamortized Debt Issuance Expenses and Discount on Notes

The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized over the life of each respective class of Notes.

Income Taxes

PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC's activities accrue to Pacific Gas and

Electric Company.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of revenues, expenses, assets, and liabilities and the disclosure of contingencies.
Actual results could differ from these estimates.


C.  Transition Property Receivable

Changes in the value of the Transition Property receivable reflecting a yield of approximately 6.91% are shown below (in thousands):

-----------------------------------------------------------------------------
Present value, January 1, 1998                                     $2,903,368
Income due to increase in present value during the year               194,304
Less: principle and interest paid during the year                    (489,608)
-----------------------------------------------------------------------------
Total Transition Property Receivable, December 31, 1998             2,608,064
Less: Current portion                                                (289,785)
-----------------------------------------------------------------------------
Noncurrent portion                                                  2,318,279
-----------------------------------------------------------------------------


D.  Long-term Debt

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

         The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 1998, are:

                 Scheduled
                 Maturity                                     Interest     Amount
Class            Date                                         Rate        (in thousands)
----------------------------------------------------------------------------------------
A-1               September 25, 1998                            5.94%     $        0
A-2               June 25, 1999                                 6.01%         99,900
A-3               June 25, 2000                                 6.15%        280,000
A-4               June 25, 2001                                 6.16%        300,000
A-5               June 25, 2002                                 6.25%        290,000
A-6               September 25, 2003                            6.32%        375,000
A-7               September 25, 2006                            6.42%        866,000
A-8               December 26, 2007                             6.48%        400,000
----------------------------------------------------------------------------------------
                                                                          $2,610,900
Less:    Current maturities                                                 (290,000)
         Unamortized discount                                                   (335)
----------------------------------------------------------------------------------------
Long-term debt                                                            $2,320,565
----------------------------------------------------------------------------------------

The estimated fair value of the Notes was approximately $2.6 billion at December 31, 1998 and approximately $2.9 billion at December 31, 1997. The estimated fair value of the Notes was based on quoted market prices.

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


E.  Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, Pacific Gas and Electric Company, the Servicer, is required to manage and administer the Transition Property of PG&E Funding LLC and to collect the nonbypassable charge from residential and small commercial electric customers on behalf of PG&E Funding, LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. For the periods ended December 31, 1998 and 1997, PG&E Funding LLC incurred servicing fees of approximately
$6,594,000 and $463,000 respectively.

         Under an Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services for PG&E Funding, LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. For the periods ended December 31, 1998 and 1997, PG&E Funding LLC had incurred administrative services fees of approximately $94,000 and $6,000 respectively.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Information responding to this item has been previously disclosed in a current report on Form 8-K dated February 17, 1999 and filed on February 23, 1999.



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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      The following documents are filed as part of this report:

       (1)Financial Statements:
          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:

          Report of Independent Accountants
          Balance Sheet at December 31, 1998 and 1997
          Statement of Income and Changes in Member's Equity for the Year Ended December 31, 1998 and the Six-Month Period From Inception to December 31, 1997
          Statement of Cash Flows
               for the Year Ended December 31, 1998 and the Six-Month Period From Inception to December 31, 1997
          Notes to Financial Statements

       (2)Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1     Certificate of Formation.(1)
          3.3     Amended and Restated Limited Liability Company Agreement.(1)
          4.1     Note Indenture.(2)
          4.2     Series Supplement.(2)
          4.3     Note.(2)
          4.4     Amended and Restated Declaration and Agreement of Trust.(2)
          4.5     First Supplemental Trust Agreement.(2)
          4.6     Rate Reduction Certificate.(2)
          10.1    Transition Property Purchase and Sale Agreement.(2)
          10.2    Transition Property Servicing Agreement.(2)
          10.3    Note Purchase Agreement.(2)
          10.4    Fee and Indemnity Agreement.(2)
          23.1    Consent of Arthur Andersen LLP.
          27.1    Financial Data Schedule.
          99.1    Quarterly Servicer's Certificate dated December 25, 1998

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1998:

     The Note Issuer filed a Current Report on Form 8-K dated November 4, 1998 relating to the results of the November 3, 1998 California general election, and the defeat of Proposition 9.

     The Note Issuer filed a Current Report on Form 8-K dated February 17,1999 relating to the change in Certifying Accountant for the year 1999.
-----------------------------------------------------------------------------
(1)Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Registration Statement on Form S-3 No. 333-30715.

(2)Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Report on Form 8-K dated December 8, 1997.



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on the 30th day of March, 1999.


                                     PG&E FUNDING LLC, as Registrant


                                     By  /s/ KENT M. HARVEY
                                        --------------------------------------
                                             Kent M. Harvey, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.


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

     /s/ KENT M. HARVEY                       President and Director
     -----------------------------
         Kent M. Harvey                   (Principal Executive Officer)

     /s/ GABRIEL B. TOGNERI                   Treasurer and Director
     -----------------------------
         Gabriel B. Togneri               (Principal Financial Officer)

     /s/ CHRISTOPHER P. JOHNS                       Controller
     -----------------------------
         Christopher P. Johns             (Principal Accounting Officer)

     /s/ WALTER S. LEVISON                           Director
     -----------------------------
         Walter S. Levison

                               INDEX TO EXHIBITS



Exhibit Number    Description
--------------    -----------

23.1              Consent of Arthur Andersen LLP

27.1              Financial Data Schedule

99.1              Quarterly Servicer's Certificate
                   dated December 25, 1998


Other exhibits not filed herewith and listed under Part IV, Item 8, have been incorporated by reference from other documents previously filed with the Commission.