Form 10-Q
period 1999-03-31
PG&E FUNDING LLC
filed 1999-05-17
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)


Balance at                                                                   March 31,             December 31,
                                                                               1999                    1998
                                                                          -------------           -------------
ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents                                               $    3,301             $    2,105
     Current portion of Transition Property receivable                          287,230                289,785
     Other                                                                            2                      -
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     290,533                291,890

  NONCURRENT ASSETS:
     Restricted funds                                                            32,148                 21,547
     Transition Property receivable                                           2,226,035              2,318,279
     Unamortized debt issuance expenses                                          13,892                 15,042
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                2,272,075              2,354,868
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,562,608             $2,646,758
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       -             $       48
     Interest payable                                                             2,777                  2,848
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,777                292,896

     Long-term debt                                                           2,235,156              2,320,565
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,527,933              2,613,461

  MEMBER'S EQUITY                                                                34,675                 33,297
                                                                             ----------             ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,562,608             $2,646,758
                                                                             ==========             ==========

The accompanying Notes to Financial Statements are an integral part of this statement.



PG&E FUNDING LLC
STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)


For the three months ended March 31,                                               1999                   1998
                                                                                -------                -------

INCOME
------
  Income from Transition Property receivable                                    $44,546                $50,901
  Interest income                                                                   885                    453
                                                                                -------                -------
     TOTAL INCOME                                                                45,431                 51,354

EXPENSES
--------

  Interest expense                                                               42,361                 46,768
  Servicing fees                                                                  1,632                  1,812
  Administrative and general                                                         60                     24
                                                                                -------                -------
     TOTAL EXPENSES                                                              44,053                 48,604
                                                                                -------                -------

       NET INCOME                                                               $ 1,378                 $2,750

  Member's equity - beginning of period                                          33,297                 27,078
  Member's distributions                                                              -                 (2,010)
                                                                                -------                -------

     MEMBER'S EQUITY AT March 31,                                               $34,675                $27,818
                                                                                =======                =======

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)


For the three months ended March 31,                                               1999                   1998
                                                                                -------                -------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $97,226                $17,287
                                                                                -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                          (85,429)               (18,699)
  Equity distributions to Member                                                      -                 (2,010)
  Net change in restricted funds                                                (10,601)                  (440)
                                                                                -------                -------

NET CASH USED IN FINANCING ACTIVITIES                                           (96,030)               (21,149)
                                                                               --------                -------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,196                 (3,862)

CASH AND  CASH EQUIVALENTS AT JANUARY 1,                                          2,105                  5,188
                                                                               --------                -------

CASH AND CASH EQUIVALENTS AT MARCH 31,                                           $3,301                 $1,326
                                                                               ========                =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                        $41,262                $54,211

The accompanying Notes to Financial Statements are an integral part of this statement.


Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1998 Annual Report on Form 10-K.

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

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission (CPUC) pursuant to the electric restructuring legislation. PG&E Funding LLC issued the Notes in December 1997.

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

         PG&E Funding LLC believes that the accompanying statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein and the Financial Statements and Notes to Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the CPUC, together with the related
Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture, and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization amount described in the Financing Order.

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising them of a decrease to the FTA Charge (in cents per kWh) from
1.61508 to 1.249 for residential customers and from 1.68825 to 1.305 for small commercial customers effective January 1, 1999.

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

         Income generated from the Transition Property receivable for the quarters ended March 31, 1999 and 1998 was approximately $44,546,000 and $50,901,000 respectively. The decrease reflects the declining Transition Property receivable balance. During the above quarters, PG&E Funding LLC earned interest from other investments of approximately $885,000 and $453,000, and had interest expense of approximately $42,361,000 and $46,768,000. This expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,632,000 and $1,812,000, and trustee, administrative, and general fees of approximately $60,000, and $24,000, for the above mentioned quarters, respectively.

         For the quarters ended March 31, 1999 and 1998, collections of FTA Charges were approximately $139,334,000 and $75,192,000 respectively. The increase for 1999 is attributable to the fact that the first quarter of 1998 was the beginning period for FTA Charges, and during that period FTA Charges were phased-in gradually, based on the Servicer's billing cycle. Principal and interest payments on the Notes were approximately $126,691,000 and $72,910,000, with payments for servicing fees and other expenses of

$1,687,000, and $1,842,000 for the above mentioned quarters respectively.  The
Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


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


Forward-looking Information:
----------------------------

This Quarterly Report on Form 10-Q, including the preceding discussion of financial condition and results of operations, and elsewhere, contains forward looking statements that involve risks and uncertainties. These statements are based on the beliefs and assumptions of management and on information currently available to management. Words such as "estimates", "expects", "anticipates", "plans", "believes", and similar expressions identify forward looking statements involving risks and uncertainties. Actual results or outcomes could differ materially.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-term Debt:
--------------
The table below provides information about our rate reduction bonds at March 31, 1999:
(in millions)

Expected maturity date	  1999   2000   2001   2002   2003  Thereafter  Total
Rate reduction bonds    $205   $290   $290   $290   $290    $1,160    $2,525
Average interest rate   6.10%  6.16%  6.22%  6.30%  6.36%    6.44%     6.32%



                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated March 25, 1999 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    March 31, 1999.

              99.1  Quarterly Servicer's Certificate dated March 25, 1999.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

                    Current Report on Form 8-K dated February 17, 1999, and
                      filed with the Commission February 24, 1999.
                        Item 5. Other Events

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 14th day of May, 1999.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer

                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated March 25, 1999