Form 10-Q
period 1999-06-30
PG&E FUNDING LLC
filed 1999-08-13
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)


Balance at                                                                   June 30,             December 31,
                                                                               1999                    1998
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                               $    3,826             $    2,105
     Current portion of Transition Property receivable                          287,683                289,785
     Other                                                                            2                      -
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     291,511                291,890

  NONCURRENT ASSETS:
     Restricted funds                                                            39,690                 21,547
     Transition Property receivable                                           2,157,620              2,318,279
     Unamortized debt issuance expenses                                          13,219                 15,042
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                2,210,529              2,354,868
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,502,040             $2,646,758
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       -             $       48
     Interest payable                                                             2,724                  2,848
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,724                292,896

     Long-term debt                                                           2,172,897              2,320,565
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,465,621              2,613,461

  MEMBER'S EQUITY                                                                36,419                 33,297
                                                                             ----------             ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,502,040             $2,646,758
                                                                             ==========             ==========

The accompanying Notes to Financial Statements are an integral part of this statement.


PG&E FUNDING LLC
STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)


                                                Three months ended June 30,          Six months ended June 30,
                                                    1999          1998                 1999          1998
                                                   ------        ------               ------        ------

INCOME
------
  Income from Transition Property receivable       $43,033       $49,283              $87,579       $100,184
  Interest income                                      961           773                1,846          1,226
                                                   -------       -------              -------        -------
     TOTAL INCOME                                   43,994        50,056               89,425        101,410

EXPENSES
--------

  Interest expense                                  40,619        46,411               82,980         93,179
  Servicing fees                                     1,578         1,339                3,210          3,151
  Administrative and general                            53            48                  113             72
                                                   -------       -------              -------        -------
     TOTAL EXPENSES                                 42,250        47,798               86,303         96,402
                                                   -------       -------              -------        -------

       NET INCOME                                  $ 1,744       $ 2,258              $ 3,122        $ 5,008
  Member's equity - beginning of period             34,675        27,818               33,297         27,078
  Member's distributions                                 -             -                    -         (2,010)
                                                   -------       -------              -------        -------

     MEMBER'S EQUITY AT END OF PERIOD              $36,419       $30,076              $36,419        $30,076
                                                   =======       =======              =======        =======

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)


For the six months ended June 30,                                                  1999                   1998
                                                                                -------                -------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $167,574               $102,281
                                                                               --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (147,710)              (100,819)
  Equity distributions to Member                                                      -                 (2,010)
  Net change in restricted funds                                                (18,143)                (3,373)
                                                                               --------               --------

NET CASH USED IN FINANCING ACTIVITIES                                          (165,853)              (106,202)
                                                                               --------               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,721                 (3,921)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                           2,105                  5,188
                                                                               --------               --------

CASH AND CASH EQUIVALENTS AT JUNE 30,                                            $3,826                 $1,267
                                                                               ========               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                        $39,978                $99,532

The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1998 Annual Report on Form 10-K.

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

         PG&E Funding LLC is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of PG&E Funding LLC, owns all of the equity securities of PG&E Funding LLC. PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company in the event Pacific Gas and Electric Company becomes subject to such proceeding.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising them of a decrease to the FTA Charge (in cents per kWh) from
1.61508 to 1.24871 for residential customers and from 1.68825 to 1.30528 for small commercial customers effective January 1, 1999.

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

         Income generated from the Transition Property receivable for the three and six month periods ended June 30, 1999 was approximately $43,033,000 and $87,579,000 respectively, and for the three and six month periods ended June 30, 1998 was approximately $49,253,000 and $100,184,000 respectively. The decrease reflects the declining Transition Property receivable balance. During the three month periods ended June 30, 1999 and 1998, PG&E Funding LLC earned interest from other investments of approximately $961,000 and $773,000 respectively, and had interest expense of approximately $40,619,000 and $46,411,000 respectively. During the six month periods ended June 30, 1999 and 1998, PG&E Funding LLC earned interest from other investments of approximately $1,846,000 and $1,226,000 respectively, and had interest expense of approximately $82,980,000 and $93,179,000 respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,578,000 and $1,339,000, and trustee, administrative, and general fees of approximately $53,000 and $48,000 for the three month periods ended June 30, 1999 and 1998 respectively. For the six month periods ended June 30, 1999 and 1998, PG&E Funding LLC incurred servicing fees of approximately $3,210,000 and $3,151,000, and trustee, administrative, and general fees of approximately $113,000 and $72,000 respectively.


         For the quarters ended June 30, 1999 and 1998, collections of FTA Charges were approximately $110,995,000 and $131,918,000 respectively. This brought the total year-to-date collections as of June 30, 1999 and 1998 to approximately $250,340,000 and $207,110,000 respectively. The increase for 1999 is attributable to the fact that the first quarter of 1998 was the beginning period for FTA Charges, and during that period FTA Charges were phased-in gradually, based on the Servicer's billing cycle. Principal and interest payments on the Notes were approximately $228,950,000 and $200,351,000, with payments for servicing fees and other expenses of $3,297,000, and $3,687,000 for the six month periods ended June 30, 1999 and 1998 respectively. The Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


YEAR 2000:
---------
The Year 2000 issue exists because software products use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. Some software products might fail or function incorrectly if not repaired or replaced with Year 2000 ready products. In addition, many electronic monitoring and control systems have two-digit date coding embedded within their circuitry and may also be susceptible to failure or incorrect operation unless corrected or replaced with Year 2000 ready products.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-term Debt:
--------------
The table below provides information about our rate reduction bonds at June 30, 1999:
(in millions)

Expected maturity date  1999   2000   2001   2002   2003  Thereafter   Total
Rate reduction bonds    $143   $290   $290   $290   $290    $1,160    $2,463
Average interest rate   6.15%  6.16%  6.22%  6.30%  6.36%     6.44%     6.34%

                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated June 25, 1999 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    June 30, 1999.
              99.1  Quarterly Servicer's Certificate dated June 25, 1999.

     (b) Reports on Form 8-K/A filed during the quarter ended June 30, 1999:

                  Amendment No. 1 to Current Report on Form 8-K/A dated
                  June 11, 1999, and filed with the Commission June 11, 1999.
                      Item 4. Changes in Registrant's Certifying Accountant.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 13th day of August, 1999.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer

                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated June 25, 1999