Form 10-Q
period 1999-09-30
PG&E FUNDING LLC
filed 1999-11-15
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)

Balance at                                                                 September 30,           December 31,
                                                                               1999                    1998
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                               $    4,843             $    2,105
     Current portion of Transition Property receivable                          288,095                289,785
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     292,938                291,890

  NONCURRENT ASSETS:
     Restricted funds                                                            40,446                 21,547
     Transition Property receivable                                           2,088,691              2,318,279
     Unamortized debt issuance expenses                                          12,443                 15,042
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                2,141,580              2,354,868
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,434,518             $2,646,758
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       -             $       48
     Interest payable                                                             2,688                  2,848
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,688                292,896

     Long-term debt                                                           2,103,785              2,320,565
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,396,473              2,613,461

  MEMBER'S EQUITY                                                                38,045                 33,297
                                                                             ----------             ----------

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,434,518             $2,646,758
                                                                             ==========             ==========

The accompanying Notes to Financial Statements are an integral part of this statement.



PG&E FUNDING LLC
STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                                          Three months ended September 30,       Nine months ended September 30,
                                                    1999          1998                 1999          1998
                                                   ------        ------               ------        ------

INCOME
------
  Income from Transition Property receivable       $41,916       $47,902             $129,495       $148,086
  Interest income                                    1,086         1,046                2,932          2,272
                                                   -------       -------              -------        -------
     TOTAL INCOME                                   43,002        48,948              132,427        150,358

EXPENSES
--------

  Interest expense                                  39,786        45,198              122,766        138,377
  Servicing fees                                     1,540         1,750                4,750          4,901
  Administrative and general                            50           105                  163            176
                                                   -------       -------              -------        -------
     TOTAL EXPENSES                                 41,376        47,053              127,679        143,454
                                                   -------       -------              -------        -------

       NET INCOME                                  $ 1,626       $ 1,895              $ 4,748        $ 6,904
  Member's equity - beginning of period             36,419        30,077               33,297         27,078
  Member's distributions                                 -             -                    -         (2,010)
                                                   -------       -------              -------        -------

     MEMBER'S EQUITY AT END OF PERIOD              $38,045       $31,972              $38,045        $31,972
                                                   =======       =======              =======        =======

The accompanying Notes to Financial Statements are an integral part of this statement.




PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)

For the nine months ended September 30,                                           1999                   1998
                                                                                -------                -------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $238,480               $191,627
                                                                               --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (216,843)              (192,881)
  Equity distributions to Member                                                      -                 (2,010)
  Net change in restricted funds                                                (18,899)                   443
                                                                               --------               --------

NET CASH USED IN FINANCING ACTIVITIES                                          (235,742)              (194,448)
                                                                               --------               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                           2,738                 (2,821)

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                           2,105                  5,188
                                                                               --------               --------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                       $4,843                 $2,367
                                                                               ========               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                       $120,265               $143,633

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

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission (CPUC) pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997.

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

         Income generated from the Transition Property receivable for the three and nine month periods ended September 30, 1999 was approximately $41,916,000 and $129,495,000 respectively, and for the three and nine month periods ended September 30, 1998 was approximately $47,902,000 and $148,086,000 respectively. The decrease reflects the declining Transition Property receivable balance. During the three month periods ended
September 30, 1999 and 1998, PG&E Funding LLC earned interest from other investments of approximately $1,086,000 and $1,046,000 respectively, and had interest expense of approximately $39,786,000 and $45,198,000 respectively. During the nine month periods ended September 30, 1999 and 1998, PG&E Funding LLC earned interest from other investments of approximately $2,932,000 and $2,272,000 respectively, and had interest expense of approximately $122,766,000 and $138,377,000 respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes.
PG&E Funding LLC also incurred servicing fees of approximately $1,540,000 and $1,750,000, and trustee, administrative, and general fees of approximately $50,000 and $105,000 for the three month periods ended September 30, 1999 and 1998 respectively. For the nine month periods ended September 30, 1999 and 1998, PG&E Funding LLC incurred servicing fees of approximately $4,750,000 and $4,901,000, and trustee, administrative, and general fees of approximately $163,000 and $176,000 respectively.


         For the quarters ended September 30, 1999 and 1998, collections of FTA Charges were approximately $110,433,000 and $134,229,000 respectively. This brought the total year-to-date collections as of September 30, 1999 and 1998 to approximately $360,773,000 and $341,339,000 respectively. The increase for 1999 is attributable to the fact that the first quarter of 1998 was the beginning period for FTA Charges, and during that period FTA Charges were phased-in gradually, based on the Servicer's billing cycle. Principal and interest payments on the Notes were approximately $337,108,000 and $336,514,000, with payments for servicing fees and other expenses of $4,867,000, and $5,468,000 for the nine month periods ended September 30, 1999 and 1998 respectively. The Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-term Debt:
--------------
The table below provides information about our rate reduction bonds at September 30, 1999:
(in millions)

Expected maturity date  1999   2000   2001   2002   2003  Thereafter   Total
Rate reduction bonds     $74   $290   $290   $290   $290    $1,160    $2,394
Average interest rate   6.15%  6.16%  6.22%  6.30%  6.36%     6.44%     6.34%




                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated September 25, 1999 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    September 30, 1999.
              99.1  Quarterly Servicer's Certificate dated September 25, 1999.







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 15th day of November, 1999.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated September 25, 1999