Form 10-K
period 1999-12-31
PG&E FUNDING LLC
filed 2000-03-30
CIK 1041637

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

For the fiscal year ended December 31, 1999

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1 Rate Reduction Certificates, Series 1997-1, Class A-3 6.15% Certificates, Class A-4 6.16% Certificates, Class A-5 6.25% Certificates, Class A-6 6.32% Certificates, Class A-7 6.42% Certificates,
and Class A-8 6.48% Certificates, maturing serially from 2000 to 2007, and underlying PG&E Funding LLC Notes of the same respective classes
------------------------------------------------------------------------------

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

        The only material business conducted by the Note Issuer has been the servicing of the Transition Property. During the year, PG&E Funding LLC collected approximately $478,000,000 in Fixed Transition Amount (FTA) Charges (as described below) and paid $448,000,000 in principal, interest, and other expenses. Of the original $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8
(the "Notes"), there remains approximately $2,320,800,000 in principal, with scheduled maturities ranging from six months to eight years. The specific interest rate and maturity of each class of Notes is specified herein under Note D of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee(the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the Trust), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed advice letters with the CPUC, advising them of decreases to the FTA Charge effective January 1, 1999, and January 1, 2000. The decreases in FTA Charges are a result of over collection and yearly principal reduction.

         The Trust

The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. It does not conduct any other material business activities.


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


                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         (a) Sales of Unregistered Securities.
              ---------------------------------------
There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Pacific Gas and Electric Company. Pacific Gas and Electric Company purchased its membership interest in the Note Issuer in July 1997 for a purchase price of $5,000 and made capital contributions to the Note Issuer aggregating approximately $27,348,000 as of December 31, 1999. Such purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer made no other sales of unregistered securities.

         (b) Restrictions on Dividends.
              --------------------------------
The Indenture prohibits the Note Issuer from making any distributions to its member unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding. During 1999, the Note Issuer did not make any distributions to its member. The Note Issuer may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

(c)  Certificate Holders.
      -----------------------
As of March 16, 2000, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company. The Certificates are not traded on any established trading market.

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

         Income generated in 1999 and 1998 from the Transition Property receivable were approximately $170,155,000 and $194,304,000, respectively. The decrease reflects the declining Transition Property receivable balance. During 1999 and 1998, the Note Issuer also earned approximately $4,154,000 and $3,233,000 in interest from other investments, respectively. In 1999 and 1998, the Note Issuer also incurred interest expenses of approximately $161,487,000 and $182,240,000 related to interest on the Notes and the amortization of debt issuance expenses and discount on the Notes for 1999 and 1998, respectively. The decrease in interest expense is due to the declining balance of the Notes. For 1999 and 1998 the Note Issuer also incurred servicing fees of approximately $6,246,000 and $6,594,000 and administrative and general fees of approximately $210,000 and $474,000, respectively.

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

         Collections of FTA Charges are currently meeting expectations. For the year ended December 31, 1999 and 1998, collections of FTA Charges of approximately $478,000,000 and $490,000,000 were sufficient to cover scheduled payments on the Notes and related expenses. Principal and interest payments on the Notes for 1999 and 1998 were approximately $448,327,000 and $476,456,000, respectively. The collections resulted in a surplus of approximately $23,304,000 and $5,088,000 after deducting scheduled payments on the Notes and related expenses for 1999 and 1998, respectively. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

	PG&E Funding LLC is dependent on Pacific Gas and Electric Company, as servicer of the Transition Property, to collect the FTA Charges from residential and small commercial customers and remit the FTA Charges to the Trust. Information regarding Pacific Gas and Electric Company's Year 2000 efforts is contained in Pacific Gas and Electric Company's reports filed with the Securities and Exchange Commission. Pacific Gas and Electric Company successfully transitioned into theYear-2000 without any Y2K-related service disruptions affecting the collection and remittance of FTA Charges. There is, however, a risk that some computer-related problems that might not manifest themselves for a period of time and that supplier or business partner Y2K problems may materialize and have a material adverse impact on PG&E
Funding LLC's results of operations, financial condition, and cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-term Debt:
--------------------
The table below provides information about the Notes at December 31, 1999:

(in millions)
Expected maturity date  2000   2001  2002   2003  2004  Thereafter   Total
Notes                             $290  $290   $290   $290  $290  $ 871  $2,321
Average interest rate      6.2%  6.2%  6.3%   6.4% 6.4%  6.5%   6.3%


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

                   INDEPENDENT AUDITORS REPORT

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheet of PG&E Funding LLC
(a Delaware Limited Liability Company) as of December 31, 1999 and the related statements of income and changes in member's equity and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
San Francisco, California
March 29, 2000

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


/s/ ARTHUR ANDERSEN LLP
San Francisco, California
           March 30, 1999

PG&E FUNDING LLC
BALANCE SHEET
DECEMBER 31,
(in thousands)
                                                        1999        1998
                                                  ----------  ----------
ASSETS
------
         Current Assets:
             Cash and cash equivalents            $    5,817  $    2,105
             Current portion of
               Transition Property receivable        287,980     289,785
                                                  ----------  ----------
                   Total Current Assets              293,797     291,890

         Noncurrent Assets:
             Restricted funds                         41,549      21,547
             Transition Property receivable        2,015,853   2,318,279
             Unamortized debt issuance expenses       11,667      15,042
                                                  ----------  ----------
                   Total Noncurrent Assets         2,069,069   2,354,868
                                                  ----------  ----------

         TOTAL ASSETS                             $2,362,866  $2,646,758
                                                  ==========  ==========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

         Current Liabilities:
             Accounts payable and accrued expenses $       4  $       48
             Interest payable                          2,651       2,848
             Current portion of long-term debt       290,000     290,000
                                                  ----------  ----------
                   Total Current Liabilities         292,655     292,896

         Long-term debt                            2,030,548   2,320,565
                                                  ----------  ----------

                           Total Liabilities       2,323,203   2,613,461


         Member's Equity                              39,663      33,297
                                                  ----------  ----------

         TOTAL LIABILITIES AND MEMBER'S EQUITY    $2,362,866  $2,646,758
                                                  ==========  ==========

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 and
FOR THE SIX-MONTH PERIOD FROM INCEPTION TO DECEMBER 31,1997
(in thousands)
                                                   1999        1998        1997
                                             ----------  ----------   ---------
INCOME
--------
Income from Transition Property receivable     $170,155     $194,304	   $12,168
Other interest income                             4,154        3,233	        83
                                               --------     --------	    -------
             Total Income                       174,309      197,537	     12,251


EXPENSES
--------
Interest expense                                161,487      182,240	    12,048
Servicing fees                                   6,246        6,594	        463
Trustee fees                                         -          192	          -
Administrative and general                          210        282	         10
                                               --------     --------	     ------
             Total Expenses                     167,943      189,308      12,521
                                               --------     --------     	-----

                   NET INCOME(LOSS)            $  6,366     $  8,229	      (270)
                                               --------     ---------   	 ------

Member's equity at beginning of period           33,297       27,078	         -
Member's contributions(distributions)                 -       (2,010)	    27,348
                                               --------     ---------    ------
              MEMBER'S EQUITY AT PERIOD END    $ 39,663     $ 33,297	    $27,078
                                               ========     =========    ======

The accompanying Notes to Financial Statements are an integral part of this statement.

PG&E FUNDING LLC
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND
FOR THE SIX-MONTH PERIOD FROM INCEPTION TO DECEMBER 31, 1997
(in thousands)
                                                1999       1998       1997
                                            ---------  ---------  ---------
CASH FLOWS FROM OPERATIONS:
Net Income (Loss)                        		 $   6,366  $   8,229  $   (270)
Adjustments to reconcile net income to net cash
used in operating activities:
 Income from Transition Property receivable  (170,155)  (194,304)  (12,168)
 Amortization of debt issuance expenses and
      discount on long-term debt                3,458      4,861       395
 Changes in operating assets and liabilities:
      Transition Property Receivable          474,386    489,608         -
      Accounts payable                            (44)    (3,420)    3,468
      Interest payable                           (197)    (8,805)   11,653
                                             ---------  ---------  ---------
NET CASH (USED)/PROVIDED BY OPERATING
ACTIVITIES                                  $ 313,814  $ 296,169   $ 3,078
                                             ---------  ---------  ----------

INVESTING ACTIVITIES:

Purchase of Transition Property Receivable	         -		       -   $(2,891,200)
                                    								 --------- 	---------  ----------

FINANCING ACTIVITIES:

Proceeds from issuance of Notes				                 -         -   $2,886,643
Principal payments on long-term debt        $(290,100)  $(290,100)        -
Equity contribution from Pacific Gas and
  Electric Company				                              -	        -      27,348
Equity distribution to Pacific Gas
  and Electric Company                              -     (2,010)         -
Debt issuance expense                                								         (6,276)
 (Increase)in restricted funds                (20,002)    (7,142)    (14,405)
                                             ---------  ---------  ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES $(310,102) $(299,252) $2,893,310
                                             ----------  ---------  ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS         3,712     (3,083)      5,188

CASH AND CASH EQUIVALENTS AT: JANUARY 1,        2,105      5,188
  	                        Inception-July
                                  1, 1997	                                -
                                             ---------  ---------  ----------
CASH AND CASH EQUIVALENTS AT DECEMBER 31,   $   5,817  $   2,105  $    5,188
                                             =========  =========  ==========

Debt issuance expenses deducted from the
  proceeds received from the issuance of Notes		    -		        -  $   13,924
Cash paid for interest:                     $ 158,228  $ 186,335           -

The accompanying Notes to Financial Statements are an integral part of this statement.

Notes to Financial Statements
------------------------------------

A. Basis of Presentation

The financial statements include the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. PG&E Funding LLC was formed on July 1, 1997 in order to effect the issuance of notes (the Notes) intended to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric industry restructuring legislation). As described in Note D, PG&E Funding LLC issued the Notes in December 1997.

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric distribution customers. The nonbypassable charge was authorized by the California Public Utility Commission (CPUC) pursuant to the electric industry restructuring legislation.

         PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company in the event that Pacific Gas and Electric Company becomes subject to such a proceeding. PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after final maturity of the Notes on December 26, 2007.


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

         Surplus collections of nonbypassable charges result when collection of these charges exceeds scheduled payments of principal, and interest on the Notes, and related expenses. These surplus collections were approximately $23,304,000 in 1999 and $5,088,000 in 1998, and will be applied to future payments on the Notes.

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


C.  Transition Property Receivable

Changes in the value of the Transition Property receivable reflecting a yield of approximately 6.91% are shown below (in thousands):

------------------------------------------------------------------------------
						              1999	         1998
						          -----------------------------
Present value, January 1                                 $2,608,064  $2,903,368
Income due to increase in present value during the year   170,155       194,304
Less: principal and interest paid during the year       (474,386)    (489,608)
-------------------------------------------------------------------------------
Total Transition Property Receivable, December 31    2,303,833        2,608,064
Less: Current portion                               (287,980)         (289,785)
-------------------------------------------------------------------------------
Noncurrent portion                                   $2,015,853      $2,318,279
-------------------------------------------------------------------------------

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

         The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 1999, are:

                    Scheduled		     Principal
                    Maturity                          Interest    Amount
Class            Date                                Rate        (in thousands)
----------------------------------------------------------------------------
A-1               September 25, 1998            5.94%     $                0
A-2               June 25, 1999                 6.01%                      0
A-3               June 25, 2000                 6.15%                 89,800
A-4               June 25, 2001                 6.16%                300,000
A-5               June 25, 2002                 6.25%                290,000
A-6               September 25, 2003            6.32%                375,000
A-7               September 25, 2006            6.42%                866,000
A-8               December 26, 2007             6.48%                400,000
----------------------------------------------------------------------------
                                                                  $2,320,800
Less:    Current maturities                                         (290,000)
         Unamortized discount                                           (252)
----------------------------------------------------------------------------
Long-term debt                                                    $2,030,548
----------------------------------------------------------------------------

The estimated fair value of the Notes was approximately $2.3 billion at December 31, 1999 and approximately $2.6 billion at December 31, 1998. The estimated fair value of the Notes was based on quoted market prices.

         The source of repayment will be a nonbypassable charge authorized by the CPUC. This nonbypassable charge will be collected from Pacific Gas and Electric Company's residential and small commercial electric customers by Pacific Gas and Electric Company, as Servicer. Collections of the nonbypassable charge are deposited on a monthly basis by Pacific Gas and Electric Company, as Servicer, with PG&E Funding LLC in an account maintained by the trustee of the Trust. Each quarter such monies are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to PG&E Funding LLC.

E.  Significant Agreements and Related Party Transactions

Under a Transition Property Servicing Agreement, Pacific Gas and Electric Company, the Servicer, is required to manage and administer the Transition Property of PG&E Funding LLC and to collect the nonbypassable charge from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. For the periods ended December 31, 1999 and 1998, PG&E Funding LLC incurred servicing fees of approximately
$6,246,000 and $6,594,000 respectively.

         Under an Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services for PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. For the periods ended December 31, 1999 and 1998, PG&E Funding LLC had incurred administrative services fees of approximately $100,000 and $94,000 respectively.

         The Trust was created for the limited purposes of purchasing the Notes from PG&E Funding LLC, issuing rate reduction bonds, and applying the proceeds from the Notes to the payment of the rate reduction bonds. Under a Fee and Indemnity Agreement, PG&E Funding LLC is responsible for paying all fees and expenses incurred by the Trust.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Information responding to this item has been previously disclosed in a current report on Form 8-K dated February 17, 1999 and filed on February 23, 1999, and as amended by a current report on Form 8-K/A dated June 11, 1999.

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

Item 13.  Certain Relationships and Related Transactions.

Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K. Not applicable to the Trust.
                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      The following documents are filed as part of this report:

       (1)Financial Statements:
          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:
          Independent Auditors Report-Deloitte & Touche LLP
          Report of Independent Accountants-Arthur Andersen LLP
          Balance Sheet at December 31, 1999 and 1998
          Statement of Income and Changes in Member's Equity for the Year Ended December 31, 1999, 1998, and for the six-month period from inception to December 31, 1997
          Statement of Cash Flows
               for the Year Ended December 31, 1999, 1998, and for the six-month period from inception to December 31, 1997
          Notes to Financial Statements

       (2)Exhibits required to be filed by Item 601 of Regulation S-K:

            3.1   Certificate of Formation.(1)
            3.3   Amended and Restated Limited Liability Company Agreement.(1)
            4.1   Note Indenture.(2)
            4.2   Series Supplement.(2)
            4.3   Note.(2)
            4.4   Amended and Restated Declaration and Agreement of Trust.(2)
            4.5   First Supplemental Trust Agreement.(2)
            4.6   Rate Reduction Certificate.(2)
           10.1   Transition Property Purchase and Sale Agreement.(2)
           10.2   Transition Property Servicing Agreement.(2)
           10.3   Note Purchase Agreement.(2)
           10.4   Fee and Indemnity Agreement.(2)
           23.1   Consent of Arthur Andersen LLP
           23.2   Consent of  Deloitte & Touche LLP
           27.1   Financial Data Schedule.
           99.1   Quarterly Servicer's Certificate dated December 25, 1999

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1999:
          None


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


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on the 29th day of March, 2000.


                                     PG&E FUNDING LLC, as Registrant


                                     By  /s/ KENT M. HARVEY
                                        --------------------------------------
                                             Kent M. Harvey, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


              Signature                                          Title
              ------------                                          -----


     /s/ KENT M. HARVEY                President and Director
     -----------------------------
         Kent M. Harvey                   (Principal Executive Officer)


     /s/ GABRIEL B. TOGNERI          Treasurer and Director
     -----------------------------
         Gabriel B. Togneri               (Principal Financial Officer)


     /s/ CHRISTOPHER P. JOHNS            Controller
     -----------------------------
         Christopher P. Johns             (Principal Accounting Officer)


     /s/ WALTER S. LEVISON                   Director
     -----------------------------
         Walter S. Levison


                               INDEX TO EXHIBITS



Exhibit Number          Description
-------------------     --------------

23.1                    Consent of Arthur Andersen LLP

23.2                  		Consent of Deloitte & Touche LLP

27.1                    Financial Data Schedule

99.1                    Quarterly Servicer's Certificate
                        dated December 25, 1999


Other exhibits not filed herewith and listed under Part IV, Item 8, have been incorporated by reference from other documents previously filed with the Commission.