Form 10-Q
period 2000-03-31
PG&E FUNDING LLC
filed 2000-05-12
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

	PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
BALANCE SHEET (IN THOUSANDS)

Balance at
                                                       March 31,     Dec. 31,
                                                         2000          1999
                                                      ----------    ----------
ASSETS
------

  Current Assets:
    Cash and cash equivalents                         $    7,155    $    5,817
    Current portion of Transition Property receivable    287,684       287,980
                                                      ----------    ----------
       Total Current Assets                              294,839       293,797

  Noncurrent Assets:
    Restricted funds                                      43,453        41,549
    Transition Property receivable                     1,941,868     2,015,853
    Unamortized debt issuance expenses                    10,892        11,667
                                                      ----------    ----------
       Total Noncurrent Assets                         1,996,213     2,069,069
                                                      ----------    ----------

         TOTAL ASSETS                                 $2,291,052    $2,362,866
                                                      ==========    ==========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

  Current Liabilities:
    Accounts payable and accrued expenses             $        0    $        4
    Interest payable                                       2,613         2,651
    Current portion of long-term debt                    290,000       290,000
     	                                                ----------    ----------
       Total Current Liabilities                    	    292,613       292,655

    Long-term debt                                	    1,957,179     2,030,548
                                                      ----------    ----------

         Total Liabilities                          	  2,249,792     2,323,203

  Member's Equity                                   	     41,260        39,663
                                                    	 ----------    ----------

         TOTAL LIABILITIES AND MEMBER'S EQUITY      	 $2,291,052    $2,362,866
                                                    	 ========== 	  ==========

The accompanying Notes to Financial Statements are an integral part of this statement.


PG&E FUNDING LLC
STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

For the three months ended March 31,                   2000              1999
                                                      -------          -------

INCOME
------
Income from Transition Property receivable            39,404           $44,546
Interest income                                        1,282               885
                                                      ------           -------
     TOTAL INCOME                                     40,686            45,431

EXPENSES
--------

Interest expense                                      37,594            42,361
Servicing fees                                         1,451             1,632
Administrative and general                                44                60
                                                      ------           -------
     TOTAL EXPENSES                                   39,089            44,053
                                                     -------           -------

       NET INCOME                                    $ 1,597            $1,378

Member's equity - beginning of period                 39,663            33,297
Member's distributions                                     -                 -
                                                     -------           -------

     MEMBER'S EQUITY AT March 31,                    $41,260           $34,675
                                                     =======           =======

The accompanying Notes to Financial Statements are an integral part of this statement.



PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)

For the three months ended March 31,                   2000              1999
                                                     -------           -------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $76,631           $97,226
                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt               (73,389)          (85,429)
  Net change in restricted funds                      (1,904)          (10,601)
                                                     -------           -------

NET CASH USED IN FINANCING ACTIVITIES                (75,293)          (96,030)
                                                     -------           -------


NET CHANGE IN CASH AND CASH EQUIVALENTS                1,338             1,196

CASH AND  CASH EQUIVALENTS AT JANUARY 1,               5,817             2,105
                                                     -------           -------

CASH AND CASH EQUIVALENTS AT MARCH 31,                $7,155            $3,301
                                                    ========           =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                             $36,836           $41,262


The accompanying Notes to Financial Statements are an integral part of this statement.


Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934.
This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to Financial Statements included in its 1999 Annual Report on Form 10-K.

         PG&E Funding LLC, was formed on July 1, 1997, in order to effect the issuance of notes (the "Notes") intended to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric restructuring legislation).

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Financial Statements included herein and the Financial Statements and Notes to Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         In December 1997, PG&E Funding LLC acquired Transition Property from Pacific Gas and Electric Company and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8
(the "Notes"), with scheduled maturities ranging from six months to eight years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between PG&E Funding LLC and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

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

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising them of a decrease to the FTA Charge for residential and small commercial customers effective January 1, 2000.

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

         Income generated from the Transition Property receivable for the quarters ended March 31, 2000 and 1999 was approximately $39,404,000 and $44,546,000 respectively. The decrease reflects the declining Transition Property receivable balance. During the quarters ended March 31, 2000 and 1999, PG&E Funding LLC earned interest from other investments of approximately $1,282,000 and $885,000 respectively, and had interest expense of approximately $37,594,000 and $42,361,000 respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,451,000 and $1,632,000, and trustee, administrative, and general fees of approximately $44,000 and $60,000 for the quarters ended March 31, 2000 and 1999 respectively.

         For the quarters ended March 31, 2000 and 1999, collections of FTA Charges were approximately $113,683,000 and $139,334,000 respectively. Principal and interest payments on the Notes were approximately $110,225,000 and $126,691,000, with payments for servicing fees and other expenses of $1,492,000 and $1,687,000 for the quarters ended March 31, 2000 and 1999 respectively. The Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Long-term Debt:
--------------
The table below provides information about our rate reduction bonds at March 31, 2000:
(in millions)

Expected maturity date  2000   2001   2002   2003   2004  Thereafter   Total
Rate reduction bonds    $217   $290   $290   $290   $290      $870    $2,247
Average interest rate   6.2%   6.2%   6.3%   6.4%   6.4%      6.4%      6.4%




                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated March 25, 2000 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    March 31, 2000.
              99.1  Quarterly Servicer's Certificate dated March 25, 2000.







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 11th day of May, 2000.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated March 25, 2000