Form 10-Q
period 2000-06-30
PG&E FUNDING LLC
filed 2000-08-11
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H 1(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
<BREAK>


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
CONDENSED BALANCE SHEET (IN THOUSANDS)

Balance at                            June 30,       December 31,
                                        2000            1999
                                    -------------    -------------

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                 $    8,648            $    5,817
Current portion of Transition
  Property receivable                        288,447               287,980
                                           ----------            ----------
       TOTAL CURRENT ASSETS                  297,095               293,797

  NONCURRENT ASSETS:
     Restricted funds                         44,705                41,549
     Transition Property receivable        1,874,902             2,015,853
     Unamortized debt issuance expenses       10,116                11,667
                                           ----------            ----------
       TOTAL NONCURRENT ASSETS             1,929,723             2,069,069
                                           ----------            ----------

       TOTAL ASSETS                       $2,226,818            $2,362,866
                                           ==========            ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued
      expenses                            $       -             $        4
     Interest payable                          2,558                 2,651
     Current portion of long-term debt       290,000               290,000
                                           ----------            ----------
       TOTAL CURRENT LIABILITIES             292,558               292,655

     Long-term debt                        1,891,346             2,030,548
                                           ----------            ----------

       TOTAL LIABILITIES                   2,183,904             2,323,203

  MEMBER'S EQUITY                             42,914                39,663
                                           ----------            ----------

  Commitments and Contingencies							            -		                   -

       TOTAL LIABILITIES AND MEMBER'S
        EQUITY                            $2,226,818            $2,362,866
                                           ==========            ==========

The accompanying Notes to Financial Statements are an integral part of this statement.


<BREAK>


PG&E FUNDING LLC
CONDENSED STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                          Three months ended June 30,  Six months ended June 30,
                                2000         1999          2000         1999
                                ------      ------        ------       ------

INCOME
------
Income from Transition
Property receivable            $38,142      $43,033       $77,546       $87,579
Interest income                  1,412          961         2,694         1,846
                               -------      -------       -------       -------
  TOTAL INCOME                  39,554       43,994        80,240        89,425

EXPENSES
--------

Interest expense                36,448       40,619  	     74,042        82,980
Servicing fees                   1,404        1,578         2,855         3,210
Administrative and general          48           53            92           113
                               -------      -------       -------       -------
  TOTAL EXPENSES                37,900       42,250        76,989        86,303
                               -------      -------       -------       -------

    NET INCOME                 $ 1,654      $ 1,744       $ 3,251       $ 3,122

Member's equity - beginning
  of period                     41,260       34,675        39,663        33,297
                               -------      -------       -------       -------

    MEMBER'S EQUITY AT END
    OF PERIOD                  $42,914      $36,419       $42,914       $36,419
                               =======      =======       =======       =======

The accompanying Notes to Financial Statements are an integral part of this statement.



PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)

For the six months ended June 30,						            2000                   1999
                                                --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES       $145,229               $167,574
                                                --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt          (139,242)              (147,710)
  Net change in restricted funds                  (3,156)               (18,143)
                                                --------               ---------

NET CASH USED IN FINANCING ACTIVITIES           (142,398)              (165,853)
                                                --------               --------


NET CHANGE IN CASH AND CASH EQUIVALENTS            2,831                  1,721

CASH AND CASH EQUIVALENTS AT JANUARY 1,            5,817                  2,105
                                                --------               --------

CASH AND CASH EQUIVALENTS AT JUNE 30,             $8,648                 $3,826
                                                ========               ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                         $72,544                $81,240


The accompanying Notes to Financial Statements are an integral part of this statement.

<BREAK>
Notes to Financial Statements
-----------------------------

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.


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

         Income generated from the Transition Property receivable for the three and six month periods ended June 30, 2000 was approximately $38,142,000 and $77,546,000 respectively, and for the three and six month periods ended June 30, 1999 was approximately $43,033,000 and $87,579,000 respectively.
The decrease reflects the declining Transition Property receivable balance. During the three month periods ended June 30, 2000 and 1999, PG&E Funding LLC earned interest from other investments of approximately $1,412,000 and $961,000 respectively, and had interest expense of approximately $36,448,000 and $40,619,000 respectively. During the six month periods ended June 30, 2000 and 1999, PG&E Funding LLC earned interest from other investments of approximately $2,694,000 and $1,846,000 respectively, and had interest expense of approximately $74,042,000 and $82,980,000 respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,404,000 and $1,578,000, and trustee, administrative, and general fees of approximately $48,000 and $53,000 for the three month periods ended June 30, 2000 and 1999 respectively. For the six month periods ended June 30, 2000 and 1999, PG&E Funding LLC incurred servicing fees of approximately $2,855,000 and $3,210,000, and trustee, administrative, and general fees of approximately $92,000 and $113,000 respectively.

         For the quarters ended June 30, 2000 and 1999, collections of FTA Charges were approximately $104,346,000 and $110,995,000 respectively. This brought the total year-to-date collections as of June 30, 2000 and 1999 to approximately $218,030,000 and $250,340,000 respectively. Principal and interest payments on the Notes were approximately $211,786,000 and $228,950,000, with payments for servicing fees and other expenses of $2,927,000, and $3,297,000 for the six month periods ended June 30, 2000 and 1999 respectively. The Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.

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








                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated June 25, 2000 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    June 30, 2000.
              99.1  Quarterly Servicer's Certificate dated June 25, 2000.








                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 10th day of August, 2000.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer





                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated June 25, 2000