Form 10-Q
period 2000-09-30
PG&E FUNDING LLC
filed 2000-11-14
CIK 1041637

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
CONDENSED BALANCE SHEET (IN THOUSANDS)


Balance at                                                                September 30,             December 31,
                                                                               2000                    1999
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:
Cash and cash equivalents                                     		 $    13,171             $    5,817
     Current portion of Transition Property receivable                          287,975                287,980
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                    	            301,146                293,797

  NONCURRENT ASSETS:
     Restricted funds                                                            44,886                 41,549
     Transition Property receivable                                           1,799,843              2,015,853
     Unamortized debt issuance expenses                                           9,494                 11,667
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                1,854,223              2,069,069
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,155,369             $2,362,866
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       -             $        4
     Interest payable                                                             2,519                  2,651
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,519                292,655

     Long-term debt                                                           1,818,051              2,030,548
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      2,110,570              2,323,203

  MEMBER'S EQUITY                                                                44,799                 39,663
                                                                             ----------             ----------

  Commitments and Contingencies							   -			    -

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,155,369             $2,362,866
                                                                             ==========             ==========

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.
















PG&E FUNDING LLC
CONDENSED STATEMENT OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)


                                          Three months ended September 30,       Nine months ended September 30,
                                                    2000          1999                 2000          1999
                                                   ------        ------               ------        ------

INCOME
------
  Income from Transition Property receivable       $37,004       $41,916              $114,550       $129,495
  Interest income                                    1,485         1,086                 4,179          2,932
                                                   -------       -------              --------        -------
     TOTAL INCOME                                   38,489        43,002               118,729        132,427

EXPENSES
--------

  Interest expense                                  35,296        39,786               109,338        122,766
  Servicing fees                                     1,363         1,540                 4,218          4,750
  Administrative and general                           (55)           50                    37            163
                                                   -------       -------              --------        -------
     TOTAL EXPENSES                                 36,604        41,376               113,593        127,679
                                                   -------       -------              --------        -------

       NET INCOME                                  $ 1,885       $ 1,626              $  5,136        $ 4,748

  Member's equity - beginning of period             42,914        36,419                39,663         33,297
                                                   -------       -------              --------        -------

     MEMBER'S EQUITY AT END OF PERIOD              $44,799       $38,045              $ 44,799        $38,045
                                                   =======       =======              ========        =======

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)


For the nine months ended September 30,					       2000                  1999
                                                                               --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $223,245               $238,480
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (212,554)              (216,843)
  Net change in restricted funds                                                 (3,337)               (18,899)
                                                                               ---------              ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (215,891)              (235,742)
                                                                               ---------              ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                           7,354                  2,738

CASH AND CASH EQUIVALENTS AT JANUARY 1,                                           5,817                  2,105
                                                                               ---------              ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                      $13,171                 $4,843
                                                                               =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                       $107,238               $120,265


The accompanying Notes to Condensed Financial Statements are an integral part of this statement.


Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly-owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Condensed Financial Statements and Notes to the Condensed Financial Statements included in its 1999 Annual Report on Form 10-K.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and the Condensed Financial Statements and Notes to the Condensed Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Income generated from the Transition Property receivable for the three and nine month periods ended September 30, 2000 was approximately $37,004,000 and $114,550,000 respectively, and for the three and nine month periods ended September 30, 1999 was approximately $41,916,000 and $129,495,000 respectively. The decrease reflects the declining Transition Property receivable balance. During the three month periods ended
September 30, 2000 and 1999, PG&E Funding LLC earned interest income from other investments of approximately $1,485,000 and $1,086,000 respectively, and had interest expense of approximately $35,296,000 and $39,786,000 respectively. During the nine month periods ended September 30, 2000 and 1999, PG&E Funding LLC earned interest income from other investments of approximately $4,179,000 and $2,932,000 respectively and had interest expense of approximately $109,338,000 and $122,766,000 respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,363,000 and $1,540,000, and trustee, administrative, and general fees of approximately ($55,000) and $50,000 for the three month periods ended September 30, 2000 and 1999 respectively. The change to trustee, administrative, and general fees is due to a refund PG&E Funding LLC received in the third quarter 2000 for additional fees it had paid that were determined to have already been included in its payment of a quarterly administrative fee. For the nine month periods ended September 30, 2000 and 1999, PG&E Funding LLC incurred servicing fees of approximately $4,218,000 and $4,750,000 and trustee, administrative, and general fees of approximately $37,000 and $163,000 respectively.

         For the quarters ended September 30, 2000 and 1999, collections of FTA Charges were approximately $112,535,000 and $110,433,000 respectively. This brought the total year-to-date collections as of September 30, 2000 and 1999 to approximately $330,563,000 and $360,773,000 respectively. Principal and interest payments on the Notes were approximately $319,792,000 and $337,108,000, with payments for servicing fees and other expenses of $4,322,000, and $4,867,000 for the nine month periods ended September 30, 2000 and 1999 respectively. The Note Issuer expects future collections of FTA charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.

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







                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated September 25, 2000 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

              27    Financial Data Schedule for the quarter ended
                    September 30, 2000.
              99.1  Quarterly Servicer's Certificate dated September 25, 2000.






                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 13th day of November, 2000.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ GABRIEL B. TOGNERI
                                  -----------------------------
                                  Gabriel B. Togneri, Treasurer



INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

27                    Financial Data Schedule

99.1                  Quarterly Servicer's Certificate
                      dated September 25, 2000