Form 10-K
period 2000-12-31
PG&E FUNDING LLC
filed 2001-04-16
CIK 1041637

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

                 For the fiscal year ended December 31, 2000

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




         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
 California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1 Rate Reduction Certificates, Series 1997-1, Class A-4 6.16% Certificates,
         Class A-5 6.25% Certificates, Class A-6 6.32% Certificates,
        Class A-7 6.42% Certificates and Class A-8 6.48% Certificates,
     maturing serially from 2001 to 2007, and underlying PG&E Funding LLC
                     Notes of the same respective classes
 -----------------------------------------------------------------------------

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


                 DOCUMENTS INCORPORATED BY REFERENCE.

         Not applicable.


                                    PART I


Item 1.  Business

         General

     PG&E Funding LLC (the "Note Issuer") is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, as the sole member of the Note Issuer, owns all of the equity securities of the Note Issuer. The principal executive office of the Note Issuer is located at 245 Market Street, Suite 424,
San Francisco, California 94105. Its mailing address is Mail Code N4E,
P.O. Box 770000, San Francisco, CA 94177 and its phone number is
(415) 972-5467. The Note Issuer was organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below) and issuing notes secured by the Transition Property and other limited collateral and related activities, and is restricted by its organizational documents from engaging in other activities. The Note Issuer's organizational documents require it to operate in a manner such that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company.

     The only material business conducted by the Note Issuer has been the servicing of the Transition Property. During the year, PG&E Funding LLC collected approximately $445,373,000 in Fixed Transition Amount ("FTA")
Charges (as described below) and paid $436,509,000 in principal, interest, and other expenses. Of the original $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), there remains approximately $2,030,700,000 in principal outstanding, with scheduled maturities ranging from six months to seven years. The specific interest rate and maturity of each class of Notes is specified herein under Note D of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

     The Note Issuer has no employees. It entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company (in such capacity, the "Servicer") is required to service the Transition Property on behalf of the Note Issuer. In addition, the Note Issuer entered into an Administrative Services Agreement with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company performs administrative and operational duties for the Note Issuer.

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

     In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed advice letters with the CPUC, advising them of decreases to the FTA Charge effective January 1, 2000, and January 1, 2001.
The decreases in FTA Charges are a result of overcollection and yearly principal reduction.

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


                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         (a) Sales of Unregistered Securities.
             --------------------------------
     There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Pacific Gas and Electric Company. Pacific Gas and Electric Company purchased its membership interest in the Note Issuer in July 1997 for a purchase price of $5,000 and made capital contributions to the Note Issuer aggregating approximately $27,348,000 as of December 31, 2000. Such purchase was exempt from from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof. The Note Issuer made no other sales of unregistered securities.

         (b) Restrictions on Dividends.
             -------------------------
     The Indenture prohibits the Note Issuer from making any distributions to its member unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding. During 2000, the Note Issuer did not make any distributions to its member. The Note Issuer may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

         (c) Certificate Holders.
             -------------------
     As of March 22, 2001, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company. The Certificates are not traded on any established trading market.

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

     As discussed above under Item 1 (Business), the Note Issuer is a special purpose entity established in July 1997 for limited purposes. On
December 8, 1997, the Note Issuer issued Notes in order to purchase Transition Property. As the Note Issuer is restricted by its organizational documents from engaging in activities other than those described in Item 1(Business), income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees and incidental investment interest income.

     Income generated in 2000 and 1999 from the Transition Property receivable was approximately $150,157,000 and $170,155,000, respectively. The decrease reflects the declining Transition Property receivable balance. During 2000 and 1999, the Note Issuer also earned approximately $5,829,000 and $4,154,000 in interest from other investments, respectively. In 2000 and 1999, the Note Issuer also incurred interest expenses of approximately $143,503,000 and $161,487,000 related to interest on the Notes and the amortization of debt issuance expenses and discount on the Notes for 2000 and 1999, respectively.
The decrease in interest expense is due to the declining balance of the Notes. For 2000 and 1999 the Note Issuer also incurred servicing fees of approximately $5,536,000 and $6,246,000 and administrative and general fees of approximately $70,000 and $210,000, respectively. The change in administrative and general fees is due, in part, to a refund PG&E Funding LLC received in the third quarter 2000 for additional fees it had paid that were determined to have already been included in its payment of a quarterly administrative fee.


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

     Collections of FTA Charges are currently meeting expectations. For the year ended December 31, 2000 and 1999, collections of FTA Charges of approximately $445,373,000 and $474,386,000 were sufficient to cover scheduled payments on the Notes and related expenses. Principal and interest payments on the Notes for 2000 and 1999 were approximately $430,903,000 and $448,328,000, respectively. The collections resulted in a surplus of approximately $30,643,000 and $23,304,000 after deducting scheduled payments on the Notes and related expenses for 2000 and 1999, respectively. The excess collections will be applied toward future payments on the Notes. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

    On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3, and on January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Transition Property Servicing Agreement, on January 8, 2001 the Servicer began remitting collections to the trustee on a daily basis. Previously the Servicer remitted payments monthly.

     On April 6, 2001, the Servicer filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. The Note Issuer does not expect payments on the certificates to be affected by the filing. The Servicer has informed the Note Issuer that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by the ratepayer with respect to the certificates to the trustee.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-term Debt:
--------------------
The table below provides information about the Notes at December 31, 2000:

(in millions)
Expected maturity date     2001   2002   2003   2004   2005   Thereafter   Total
Notes                      $290   $290   $290   $290   $290      $581     $2,031
Average interest rate      6.2%   6.3%   6.4%   6.4%   6.4%      6.5%      6.4%


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

                         INDEPENDENT AUDITORS' REPORT

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company) as of December 31, 2000, and 1999, and the related statements of income and changes in member's equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, Pacific Gas and Electric Company, the Servicer of the Transition Property, sought protection from its creditors by filing a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Code.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 6, 2001


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Member of PG&E Funding LLC:

We have audited the accompanying statements of income and changes in member's equity and cash flows of PG&E Funding LLC (a Delaware Limited Liability Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PG&E Funding LLC for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
San Francisco, California
March 30, 1999



                               PG&E FUNDING LLC
                                 BALANCE SHEETS
                                  DECEMBER 31,
                                (in thousands)
                                                        2000          1999
                                                  ----------    ----------

ASSETS
------

         Current Assets:
             Cash and cash equivalents            $   11,767    $    5,817
             Current portion of
               Transition Property receivable        286,945       287,980
                                                  ----------    ----------
                   Total Current Assets              298,712       293,797

         Noncurrent Assets:
             Restricted funds                         50,288        41,549
             Transition Property receivable        1,721,672     2,015,853
             Unamortized debt issuance expenses        8,871        11,667
                                                  ----------    ----------
                   Total Noncurrent Assets         1,780,831     2,069,069
                                                  ----------    ----------

         TOTAL ASSETS                             $2,079,543    $2,362,866
                                                  ==========    ==========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

         Current Liabilities:
             Accounts payable and accrued expenses $       2    $        4
             Interest payable                          2,479         2,651
             Current portion of long-term debt       290,000       290,000
                                                  ----------    ----------
                   Total Current Liabilities         292,481       292,655

         Long-term debt                            1,740,522     2,030,548
                                                  ----------    ----------

                           Total Liabilities       2,033,003     2,323,203


         Member's Equity                              46,540        39,663

         Commitments and Contingencies                     -             -
                                                  ----------    ----------

         TOTAL LIABILITIES AND MEMBER'S EQUITY    $2,079,543    $2,362,866
                                                  ==========    ==========


The accompanying Notes to Financial Statements are an integral part of these statements.

                                            PG&E FUNDING LLC
                   STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                     (in thousands)
                                                        2000        1999        1998
                                                  ----------   ---------   ---------
INCOME
------

Income from Transition Property receivable          $150,157    $170,155    $194,304
Other interest income                                  5,829       4,154       3,233
                                                    --------    --------    --------
             Total Income                            155,986     174,309     197,537


EXPENSES
--------
Interest expense                                     143,503     161,487     182,240
Servicing fees                                         5,536       6,246       6,594
Trustee fees                                               -           -         192
Administrative and general                                70         210         282
                                                    --------    --------    --------
             Total Expenses                          149,109     167,943     189,308
                                                    --------    --------    --------

                   NET INCOME                       $  6,877    $  6,366    $  8,229
                                                    --------    --------    --------

Member's equity at beginning of period                39,663      33,297      27,078
Member's distributions                                     -           -      (2,010)
                                                    --------    --------    --------
                   MEMBER'S EQUITY AT END OF PERIOD $ 46,540    $ 39,663    $ 33,297
                                                    ========    ========    ========


The accompanying Notes to Financial Statements are an integral part of these statements.

                                     PG&E FUNDING LLC
                                  STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                      (in thousands)

                                                      2000       1999       1998
                                                 ---------  ---------  ---------

CASH FLOWS FROM OPERATIONS:

Net Income                                       $   6,877  $   6,366  $   8,229
Adjustments to reconcile net income to net cash
provided by operating activities:
     Income from Transition Property receivable   (150,157)  (170,155)  (194,304)
     Amortization of debt issuance expenses and
          discount on long-term debt                 2,870      3,458      4,861
     Changes in operating assets and liabilities:
          Transition Property Receivable           445,373    474,386    489,608
          Accounts payable                              (2)       (44)    (3,420)
          Interest payable                            (172)      (197)    (8,805)
                                                 ---------  ---------  ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 304,789  $ 313,814  $ 296,169
                                                 ---------  ---------  ---------
FINANCING ACTIVITIES:


Principal payments on long-term debt             $(290,100) $(290,100) $(290,100)
Equity distribution to Pacific Gas
  and Electric Company                                   -          -     (2,010)
 Increase in restricted funds                       (8,739)   (20,002)    (7,142)
                                                 ---------  ---------  ---------
     NET CASH USED IN FINANCING
       ACTIVITIES                                $(298,839) $(310,102) $(299,252)
                                                ----------  ---------  ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS              5,950      3,712     (3,083)

CASH AND CASH EQUIVALENTS AT: JANUARY 1,             5,817      2,105      5,188
                                                 ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31,        $  11,767  $   5,817  $   2,105
                                                 =========  =========  =========

Cash paid for interest:                          $ 140,803  $ 158,228  $ 186,335
                                                 =========  =========  =========

 The accompanying Notes to Financial Statements are an integral part of these statements.

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

     PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company. PG&E Funding LLC is legally separate from Pacific Gas and
Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after final maturity of the Notes on December 26, 2007.

          On April 6, 2001, Pacific Gas and Electric Company, the Servicer of the Transition Property, filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. PG&E Funding LLC does not expect payments on the certificates to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by the ratepayer with respect to the certificates to the trustee.



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

     Surplus collections of nonbypassable charges result when collection of these charges exceeds scheduled payments of principal, and interest on the Notes, and related expenses. These surplus collections were approximately $30,643,000 in 2000 and $23,304,000 in 1999, and will be applied to future payments on the Notes.

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

Use of Estimates

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America requires
management to make estimates and assumptions.   These estimates and
assumptions affect the reported amount of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.


C. Transition Property Receivable

     Changes in the value of the Transition Property receivable reflecting a yield of approximately 6.91% are shown below (in thousands):

-------------------------------------------------------------------------------
                                                           2000         1999
                                                         ----------------------
Present value, January 1                                $2,303,833   $2,608,064
Income due to increase in present value during the year    150,157      170,155
Less: principal and interest paid during the year         (445,373)    (474,386)
-------------------------------------------------------------------------------
Total Transition Property Receivable, December 31        2,008,617    2,303,833
Less: Current portion                                     (286,945)    (287,980)
-------------------------------------------------------------------------------
Noncurrent portion                                      $1,721,672   $2,015,853
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

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2000, are:

                  Scheduled                                         Principal
                  Maturity                           Interest          Amount
Class             Date                                Rate        (in thousands)
--------------------------------------------------------------------------------
A-1               September 25, 1998                  5.94%         $         0
A-2               June 25, 1999                       6.01%                   0
A-3               June 25, 2000                       6.15%                   0
A-4               June 25, 2001                       6.16%              99,700
A-5               June 25, 2002                       6.25%             290,000
A-6               September 25, 2003                  6.32%             375,000
A-7               September 25, 2006                  6.42%             866,000
A-8               December 26, 2007                   6.48%             400,000
--------------------------------------------------------------------------------
                                                                     $2,030,700
Less:    Current maturities                                            (290,000)
         Unamortized discount                                              (178)
--------------------------------------------------------------------------------
Long-term debt                                                       $1,740,522
--------------------------------------------------------------------------------

     The estimated fair value of the Notes was approximately $2.0 billion at December 31, 2000 and approximately $2.3 billion at December 31, 1999. The estimated fair value of the Notes was based on quoted market prices.

     The source of repayment will be a nonbypassable charge authorized by the CPUC. This nonbypassable charge will be collected from Pacific Gas and Electric Company's residential and small commercial electric customers by Pacific Gas and Electric Company, as Servicer. Collections of the nonbypassable charge had been deposited on a monthly basis by Pacific Gas and Electric Company, as Servicer, with PG&E Funding LLC in an account maintained by the trustee of the Trust. On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3, and on January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Transition Property Servicing Agreement, on January 8, 2001 the Servicer began remitting collections to the trustee on a daily basis. Each quarter such monies are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amounts not required for debt service will be returned to PG&E Funding LLC.




E.  Significant Agreements and Related Party Transactions

     Under a Transition Property Servicing Agreement, Pacific Gas and Electric Company, the Servicer, is required to manage and administer the Transition Property of PG&E Funding LLC and to collect the nonbypassable charge from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. For the periods ended December 31, 2000, 1999 and 1998, PG&E Funding LLC incurred servicing fees of approximately $5,536,000, $6,246,000 and $6,594,000, respectively.

     Under an Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services for PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank.
For the periods ended December 31, 2000 and 1999, PG&E Funding LLC had incurred administrative services fees of approximately $100,000 in each period.

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

Item 13.  Certain Relationships and Related Transactions.

     Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K. Not applicable to the Trust.
                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   The following documents are filed as part of this report:

       (1)Financial Statements:
          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:
          Independent Auditors' Report-Deloitte & Touche LLP
          Report of Independent Public Accountants-Arthur Andersen LLP Balance Sheets at December 31, 2000 and 1999
          Statements of Income and Changes in Member's Equity
               for the Years Ended December 31, 2000, 1999 and 1998 Statements of Cash Flows
               for the Years Ended December 31, 2000, 1999 and 1998 Notes to Financial Statements

       (2)Exhibits required to be filed by Item 601 of Regulation S-K:

            3.1   Certificate of Formation.(1)
            3.3   Amended and Restated Limited Liability Company Agreement.(1)
            4.1   Note Indenture.(2)
            4.2   Series Supplement.(2)
            4.3   Note.(2)
            4.4   Amended and Restated Declaration and Agreement of Trust.(2)
            4.5   First Supplemental Trust Agreement.(2)
            4.6   Rate Reduction Certificate.(2)
           10.1   Transition Property Purchase and Sale Agreement.(2)
           10.2   Transition Property Servicing Agreement.(2)
           10.3   Note Purchase Agreement.(2)
           10.4   Fee and Indemnity Agreement.(2)
           23.1   Consent of Arthur Andersen LLP
           23.2   Consent of  Deloitte & Touche LLP
           99.1   Quarterly Servicer's Certificate dated December 25, 2000

     (b) Reports on Form 8-K filed during the quarter ended December 31, 2000 and through the date hereof:

           1.     January 4, 2001
                  Item 5.  Other Events

            2.    April 6, 2001
                  Item 5.  Other Events

-------------------------------------------------------------------------------
(1)Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Registration Statement on Form S-3 No. 333-30715.

(2)Incorporated by reference to the exhibit with the same name and numerical designation included in the Registrant's Report on Form 8-K dated December 8, 1997.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on the 16th day of April, 2001.


                                     PG&E FUNDING LLC, as Registrant


                                     By  /s/ KENT M. HARVEY
                                     -------------------------
                                     Kent M. Harvey, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2001.


            Signature                            Title
            ---------                            -----


     /s/ KENT M. HARVEY                  President and Director
     ------------------
     Kent M. Harvey                   (Principal Executive Officer)


     /s/ MICHAEL J. DONNELLY              Treasurer and Director
     ----------------------
     Michael J. Donnelly              (Principal Financial Officer)


     /s/ DINYAR B. MISTRY                      Controller
     --------------------
     Dinyar B. Mistry                 (Principal Accounting Officer)


     /s/ WALTER S. LEVISON                      Director
     ---------------------
     Walter S. Levison



                              INDEX TO EXHIBITS



Exhibit Number                     Description
--------------                     -----------

23.1                      Consent of Arthur Andersen LLP

23.2                      Consent of Deloitte & Touche LLP

99.1                      Quarterly Servicer's Certificate
                              dated December 25, 2000


Other exhibits not filed herewith and listed under Part IV, Item 8, have been incorporated by reference from other documents previously filed with the Commission.

EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement File No. 333-30715.


/s/ ARTHUR ANDERSEN LLP
San Francisco, California
April 11, 2001



EXHIBIT 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-30715 of PG&E Funding LLC on Form S-3, as amended, of our report dated April 6, 2001 (which expresses an unqualified opinion and includes an explanatory paragraph relating to items discussed in Note A), appearing in this Annual Report on Form 10-K of PG&E Funding LLC for the year ended December 31, 2000.


/s/ DELOITTE & TOUCHE  LLP
San Francisco, California
April 11, 2001












                                                                  EXHIBIT 99.1

                        QUARTERLY SERVICER'S CERTIFICATE

                         Exhibit E to Servicing Agreement

                        Quarterly Servicer's Certificate

       California Infrastructure and Economic Development Bank Special
                             Purpose Trust PG&E-1
           $2,901,000,000 Rate Reduction Certificates, Series 1997-1

     Pursuant to Section 4.01(d)(ii) of the Transition Property Servicing Agreement dated as of December 8, 1997 (the "Transition Property Servicing Agreement") between Pacific Gas and Electric Company, as Servicer, and PG&E Funding LLC, as Note Issuer, the Servicer does hereby certify as follows:

     Capitalized terms used in the Quarterly Servicer's Certificate (the "Quarterly Certificate") have their respective meanings as set forth in the Agreement. References herein to certain sections and subsections are references to the respective sections of the Agreement.

 Collection Periods: September 2000, October 2000, November 2000
                       Distribution Date: December 25, 2000

1. Collections Allocable and Aggregate Amounts Available for the Current Distribution Date:
     i.   Remittances for the Sept '00 Collection Period                                          $41,528,356.00
     ii.  Remittances for the Oct. '00 Collection Period                                          $38,032,192.00
     iii. Remittances for the Nov. '00 Collection Period                                          $35,248,036.00
     iv.  Net Earnings on Collection Account                                                       $1,561,673.19
                                                                                             -------------------
     v.   General Sub-Account Balance                                                            $116,370,257.19
     vi   Reserve Sub-Account Balance                                                             $28,664,790.56
     vii. Overcollateralization Sub-Account Balance                                                $3,988,875.00
     viii.Capital Sub-Account Balance (less $100K)                                                $14,405,000.00
                                                                                             -------------------
     ix.  Collection Account Balance                                                             $163,428,922.75

2. Outstanding Principal Balance and Collection Account Balance as of Prior Distribution Date:
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                            $177,245,891.00
     v.   Class A-5 Principal Balance                                                            $290,000,000.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $2,108,245,891.00
     x.   Reserve Sub-Account Balance                                                             $28,664,790.56
     xi.  Overcollateralization Sub-Account Balance                                                $3,988,875.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

3. Required Funding/Payments as of Current Distribution Date:
     i.   Projected Class A-1 Certificate Balance                                                          $0.00
     ii.  Projected Class A-2 Certificate Balance                                                          $0.00
     iii. Projected Class A-3 Certificate Balance                                                          $0.00
     iv.  Projected Class A-4 Certificate Balance                                                $ 99,700,000.00
     v.   Projected Class A-5 Certificate Balance                                                $290,000,000.00
     vi.  Projected Class A-6 Certificate Balance                                                $375,000,000.00
     vii. Projected Class A-7 Certificate Balance                                                $866,000,000.00
     viii.Projected Class A-8 Certificate Balance                                                $400,000,000.00
                                                                                             -------------------
     ix.  Projected Class A Certificate Balance                                                $2,030,700,000.00
     x.   Required Class A-1 Coupon                                                                        $0.00
     xi.  Required Class A-2 Coupon                                                                        $0.00
     xii. Required Class A-3 Coupon                                                                        $0.00
     xiii.Required Class A-4 Coupon                                                                $2,729,586.72
     xiv. Required Class A-5 Coupon                                                                $4,531,250.00
     xv.  Required Class A-6 Coupon                                                                $5,925,000.00
     xvi. Required Class A-7 Coupon                                                               $13,899,300.00
     xvii. Required Class A-8 Coupon                                                               $6,480,000.00
     xviii.Required Overcollateralization Funding                                                    $362,625.00
     xix.  Required Capital Sub-Account Funding                                                            $0.00

4. Allocation of Remittances as of Current Distribution Date Pursuant to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees                                                  $1,163.33
     ii.  Quarterly Servicing Fee                                                                  $1,317,653.68
     iii. Quarterly Administration Fee                                                                $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)                                                 $6,303.74
     v.   Quarterly Interest                                                                      $33,565,136.72
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                             $2,729,586.72
          5.      Class A-5 Certificate Coupon Payment                                             $4,531,250.00
          6.      Class A-6 Certificate Coupon Payment                                             $5,925,000.00
          7.      Class A-7 Certificate Coupon Payment                                            $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment                                             $6,480,000.00
     vi.  Principal Due and Payable                                                                        $0.00
     vii. Quarterly Principal                                                                     $77,545,891.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                         $77,545,891.00
          5.      Class A-5 Certificate Principal Payment                                                  $0.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00
     viii.Operating Expenses (in excess of $100,000)                                                   $6,303.74
     ix.  Funding of Overcollateralization Sub-Account (to required level)                           $362,625.00
     x.   Funding of Capital Sub-Account (to required level)                                               $0.00
     xi.  Net Earnings Released to Note Issuer                                                     $1,561,673.19
     xii. Released to Note Issuer upon Series Retirement:  Overcollateralization Sub-Account               $0.00
     xiii.Released to Note Issuer upon Series Retirement:  Capital Sub-Account                             $0.00
     xiv. Deposits to Reserve Sub-Account                                                          $1,978,506.79
     xv.  Released to Note Issuer upon Series Retirement:  Collection Account                              $0.00

5. Outstanding Principal Balance and Collection Account Balance as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                             $99,700,000.00
     v.   Class A-5 Principal Balance                                                            $290,000,000.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $2,030,700,000.00
     x.   Reserve Sub-Account Balance                                                             $30,643,297.35
     xi.  Overcollateralization Sub-Account Balance                                                $4,351,500.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.   Reserve Sub-Account                                                                              $0.00
     ii.  Overcollateralization Sub-Account                                                                $0.00
     iii. Capital Sub-Account                                                                              $0.00
                                                                                             -------------------
     iv.  Total Draws                                                                                      $0.00

7. Shortfalls In Interest and Principal Payments as of Current Distribution Date:
     i.   Quarterly Interest                                                                               $0.00
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                                     $0.00
          5.      Class A-5 Certificate Coupon Payment                                                     $0.00
          6.      Class A-6 Certificate Coupon Payment                                                     $0.00
          7.      Class A-7 Certificate Coupon Payment                                                     $0.00
          8.      Class A-8 Certificate Coupon Payment                                                     $0.00
     ii.  Quarterly Principal                                                                              $0.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                                  $0.00
          5.      Class A-5 Certificate Principal Payment                                                  $0.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.   Overcollateralization Sub-Account                                                                $0.00
     ii.  Capital Sub-Account                                                                              $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
                                                                                             Principal Payment
                                                                                              per $1,000 of
                                  Original Principal            Principal Payment           Orig. Principal Amt
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                   $99,700,000.00              $77,545,891.00                     $777.792287
     v.   Class A-5                  $290,000,000.00                       $0.00                       $0.000000
     vi.  Class A-6                  $375,000,000.00                       $0.00                       $0.000000
     vii. Class A-7                  $866,000,000.00                       $0.00                       $0.000000
     viii.Class A-8                  $400,000,000.00                       $0.00                       $0.000000
                                   -----------------            -----------------            -------------------
                                   $2,030,700,000.00              $77,545,891.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
                                                                                              Interest Payment
                                                                                              per $1,000 of
                                  Original Principal            Interest Payment            Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                   $99,700,000.00               $2,729,586.72                      $27.378001
     v.   Class A-5                  $290,000,000.00               $4,531,250.00                      $15.625000
     vi.  Class A-6                  $375,000,000.00               $5,925,000.00                      $15.800000
     vii. Class A-7                  $866,000,000.00              $13,899,300.00                      $16.050000
     viii.Class A-8                  $400,000,000.00               $6,480,000.00                      $16.200000
                                   -----------------            -----------------            -------------------
                                   $2,030,700,000.00              $33,565,136.72

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate the 25th day of December, 2000.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer


         by:      /s/ Kent M. Harvey
                  ---------------------------
                  Kent M. Harvey
                  Senior Vice President-Chief Financial Officer and
                  Treasurer