Form 10-Q
period 2001-03-31
PG&E FUNDING LLC
filed 2001-05-15
CIK 1041637

VIA EDGAR

                                       May 15, 2001


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended March 31, 2001. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

      Please direct any questions you may have regarding this filing to the undersigned at (415) 973-5389.



                                      Sincerely yours,

                                      Anthony Miller

                                      Anthony Miller


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
CONDENSED BALANCE SHEETS (IN THOUSANDS)

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents                                              $    12,612              $  11,767
     Current portion of Transition Property receivable                          282,304                286,945
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     294,916                298,712

  NONCURRENT ASSETS:
     Restricted funds                                                            79,347                 50,288
     Transition Property receivable                                           1,623,246              1,721,672
     Unamortized debt issuance expenses                                           8,249                  8,871
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                1,710,842              1,780,831
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $2,005,758             $2,079,543
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       1             $        2
     Interest payable                                                             2,081                  2,479
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,082                292,481

LONG-TERM DEBT                                                                1,665,272              1,740,522
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      1,957,354              2,033,003

  MEMBER'S EQUITY                                                                48,404                 46,540
                                                                             ----------             ----------

  Commitments and Contingencies                                                       -                      -

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $2,005,758             $2,079,543
                                                                             ==========             ==========

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.















PG&E FUNDING LLC
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                                                                              Three months ended March 31,
                                                                               2001                 2000
                                                                              ------               ------

INCOME
------

  Income from Transition Property receivable                                  $33,940              $39,404
  Interest income                                                               1,864                1,282
                                                                              -------              -------
     TOTAL INCOME                                                              35,804               40,686

EXPENSES
--------

  Interest expense                                                             32,612               37,594
  Servicing fees                                                                1,269                1,451
  Administrative and general                                                       59                   44
                                                                              -------              -------
     TOTAL EXPENSES                                                            33,940               39,089
                                                                              -------              -------

       NET INCOME                                                             $ 1,864              $ 1,597

  Member's equity - beginning of period                                        46,540               39,663
                                                                              -------             -------

     MEMBER'S EQUITY AT END OF PERIOD                                         $48,404              $41,260
                                                                              =======              =======

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)

For the three months ended March 31,                                              2001                  2000
                                                                               --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $105,171                $76,631
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                          (75,267)               (73,389)
  Net change in restricted funds                                                (29,059)               ( 1,904)
                                                                               ---------              ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (104,326)               (75,293)
                                                                               ---------              ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                             845                  1,338
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                          11,767                  5,817
                                                                              ---------              ---------

CASH AND CASH EQUIVALENTS AT MARCH 31                                           $12,612                 $7,155
                                                                              =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                        $32,371                $36,836


The accompanying Notes to Condensed Financial Statements are an integral part of this statement.


Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly-owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Condensed Financial Statements and Notes to the Condensed Financial Statements included in its 2000 Annual Report on Form 10-K.

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

         On April 6, 2001, Pacific Gas and Electric Company, the servicer of the Transition Property (the "Sevicer"), filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Certificates (as defined below) to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by ratepayers with respect to the Certificates to the trustee.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and the Condensed Financial Statements and Notes to the Condensed Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2000.

         PG&E Funding LLC is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of PG&E Funding LLC, owns all of the equity securities of PG&E Funding LLC. PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company.

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

         The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utlities Commission ("CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture, and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization amount described in the Financing Order.

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising them of a decrease to the FTA Charge for residential and small commercial customers effective January 1, 2001.

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

         On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3, and on January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating if the Servicer to P-3. In accordance with section 6.11(b) of the Transition Property Servicing Agreement, on January 8, 2001 the Servicer began remitting collections to the trustee on a daily basis. Previously the Servicer remitted payments monthly.

         On April 6, 2001, the Servicer of the Transition Property filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. The Note Issuer does not expect payments on the Certificates to be affected by the filing. The Servicer has informed the Note Issuer that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by ratepayers with respect to the Certificates to the trustee.

         On April 11, 2001 Bankers Trust of California, N.A. (the "Trustee") informed noteholders that, pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of noteholders.

         Income generated from the Transition Property receivable for the quarters ended March 31, 2001 and 2000 was approximately $33,940,000 and $39,404,000, respectively. The decrease reflects the declining Transition Property receivable balance. During the quarters ended March 31, 2001 and 2000, PG&E Funding LLC earned interest income from other investments of approximately $1,864,000 and $1,282,000, respectively, and had interest expense of approximately $32,612,000 and $37,594,000, respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,269,000 and $1,451,000, and trustee, administrative, and general fees of approximately $59,000 and $44,000 for the quarters ended
 March 31, 2001 and 2000, respectively.

         For the quarters ended March 31, 2001 and 2000, collections of FTA Charges were approximately $137,007,000 and $113,683,000, respectively. The increase in collections is due to the change from monthly to daily remittances, as discussed above. Principal and interest payments on the Notes were approximately $107,638,000 and $110,225,000, with payments for servicing fees and other expenses of $1,319,000, and $1,492,000 for the quarters ended
March 31, 2001 and 2000, respectively. The Note Issuer expects future collections of FTA Charges to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.

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







                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated March 25, 2001 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


              99.1   Quarterly Servicer's Certificate dated March 25, 2001.

     (b) Reports filed on Form 8-K during the quarter ended March 31, 2001 and through the date hereof:

         1.    January 4, 2001
               Item 5.  Other Events

         2.    April 6, 2001
               Item 5.  Other Events







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 14th day of May, 2001.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate
                      dated March 25, 2001


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

                Collection Periods: December '00, January '01, February '01
                       Distribution Date: March 25, 2001

1. Collections Allocable and Aggregate Amounts Available for the Current Distribution Date:
     i.   Remittances for the December '00 Collection Period                                      $36,013,902.00
     ii.  Remittances for the January '01 Collection Period                                       $38,079,981.00
     iii. Remittances for the February '01 Collection Period                                      $34,228,734.00
     iv.  Net Earnings on Collection Account                                                       $1,725,748.26
                                                                                             -------------------
     v.   General Sub-Account Balance                                                            $110,048,365.26
     vi   Reserve Sub-Account Balance                                                             $30,643,297.35
     vii. Overcollateralization Sub-Account Balance                                                $4,351,500.00
     viii.Capital Sub-Account Balance (less $100K)                                                $14,405,000.00
                                                                                             -------------------
     ix.  Collection Account Balance                                                             $159,448,162.61

2. Outstanding Principal Balance and Collection Account Balance as of Prior Distribution Date:
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                             $99,700,000.00
     v.   Class A-5 Principal Balance                                                            $290,000,000.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $2,030,700,000.00
     x.   Reserve Sub-Account Balance                                                             $30,643,297.35
     xi.  Overcollateralization Sub-Account Balance                                                $4,351,500.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

3. Required Funding/Payments as of Current Distribution Date:
     i.   Projected Class A-1 Certificate Balance                                                          $0.00
     ii.  Projected Class A-2 Certificate Balance                                                          $0.00
     iii. Projected Class A-3 Certificate Balance                                                          $0.00
     iv.  Projected Class A-4 Certificate Balance                                                 $24,432,693.00
     v.   Projected Class A-5 Certificate Balance                                                $290,000,000.00
     vi.  Projected Class A-6 Certificate Balance                                                $375,000,000.00
     vii. Projected Class A-7 Certificate Balance                                                $866,000,000.00
     viii.Projected Class A-8 Certificate Balance                                                $400,000,000.00
                                                                                             -------------------
     ix.  Projected Class A Certificate Balance                                                $1,955,432,693.00
     x.   Required Class A-1 Coupon                                                                        $0.00
     xi.  Required Class A-2 Coupon                                                                        $0.00
     xii. Required Class A-3 Coupon                                                                        $0.00
     xiii.Required Class A-4 Coupon                                                                $1,535,380.00
     xiv. Required Class A-5 Coupon                                                                $4,531,250.00
     xv.  Required Class A-6 Coupon                                                                $5,925,000.00
     xvi. Required Class A-7 Coupon                                                               $13,899,300.00
     xvii. Required Class A-8 Coupon                                                               $6,480,000.00
     xviii.Required Overcollateralization Funding                                                    $362,625.00
     xix.  Required Capital Sub-Account Funding                                                            $0.00

4. Allocation of Remittances as of Current Distribution Date Pursuant to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees                                                  $1,113.33
     ii.  Quarterly Servicing Fee                                                                  $1,269,187.50
     iii. Quarterly Administration Fee                                                                $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)                                                $23,318.05
     v.   Quarterly Interest                                                                      $32,370,930.00
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                             $1,535,380.00
          5.      Class A-5 Certificate Coupon Payment                                             $4,531,250.00
          6.      Class A-6 Certificate Coupon Payment                                             $5,925,000.00
          7.      Class A-7 Certificate Coupon Payment                                            $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment                                             $6,480,000.00
     vi.  Principal Due and Payable                                                                        $0.00
     vii. Quarterly Principal                                                                     $75,267,307.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                         $75,267,307.00
          5.      Class A-5 Certificate Principal Payment                                                  $0.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00
     viii.Operating Expenses (in excess of $100,000)                                                  $23,318.05
     ix.  Funding of Overcollateralization Sub-Account (to required level)                           $362,625.00
     x.   Funding of Capital Sub-Account (to required level)                                               $0.00
     xi.  Net Earnings Released to Note Issuer                                                       $705,566.33
     xii. Released to Note Issuer upon Series Retirement:  Overcollateralization Sub-Account               $0.00
     xiii.Released to Note Issuer upon Series Retirement:  Capital Sub-Account                             $0.00
     xiv. Deposits to Reserve Sub-Account                                                                  $0.00
     xv.  Released to Note Issuer upon Series Retirement:  Collection Account                              $0.00

5.  Outstanding Principal Balance and Collection Account Balance as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                             $24,432,693.00
     v.   Class A-5 Principal Balance                                                            $290,000,000.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $1,955,432,693.00
     x.   Reserve Sub-Account Balance                                                             $30,643,297.35
     xi.  Overcollateralization Sub-Account Balance                                                $4,714,125.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.   Reserve Sub-Account                                                                              $0.00
     ii.  Overcollateralization Sub-Account                                                                $0.00
     iii. Capital Sub-Account                                                                              $0.00
                                                                                             -------------------
     iv.  Total Draws                                                                                      $0.00

7. Shortfalls In Interest and Principal Payments as of Current Distribution Date:
     i.   Quarterly Interest                                                                               $0.00
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                                     $0.00
          5.      Class A-5 Certificate Coupon Payment                                                     $0.00
          6.      Class A-6 Certificate Coupon Payment                                                     $0.00
          7.      Class A-7 Certificate Coupon Payment                                                     $0.00
          8.      Class A-8 Certificate Coupon Payment                                                     $0.00
     ii.  Quarterly Principal                                                                              $0.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                                  $0.00
          5.      Class A-5 Certificate Principal Payment                                                  $0.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.   Overcollateralization Sub-Account                                                                $0.00
     ii.  Capital Sub-Account                                                                              $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
                                                                                             Principal Payment
                                                                                              per $1,000 of
                                  Original Principal            Principal Payment           Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                   $24,432,693.00              $75,267,307.00                   $3,080.598074
     v.   Class A-5                  $290,000,000.00                       $0.00                       $0.000000
     vi.  Class A-6                  $375,000,000.00                       $0.00                       $0.000000
     vii. Class A-7                  $866,000,000.00                       $0.00                       $0.000000
     viii.Class A-8                  $400,000,000.00                       $0.00                       $0.000000
                                   -----------------            -----------------
                                   $1,955,432,693.00              $75,267,307.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
                                                                                              Interest Payment
                                                                                              per $1,000 of
                                  Original Principal            Interest Payment            Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                   $24,432,693.00               $1,535,380.00                      $62.841


210
     v.   Class A-5                  $290,000,000.00               $4,531,250.00                      $15.625000
     vi.  Class A-6                  $375,000,000.00               $5,925,000.00                      $15.800000
     vii. Class A-7                  $866,000,000.00              $13,899,300.00                      $16.050000
     viii.Class A-8                  $400,000,000.00               $6,480,000.00                      $16.200000
                                   -----------------            -----------------
                                   $1,955,432,693.00              $32,370,930.00

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of March, 2001.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Kent Harvey
                  ---------------------------
                  Kent Harvey
                  Senior Vice President-Treasurer & CFO