Form 10-Q
period 2001-06-30
PG&E FUNDING LLC
filed 2001-08-03
CIK 1041637

VIA EDGAR

                                       August 3, 2001


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended June 30, 2001. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

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

                 For the quarterly period ended June 30, 2001

                                      or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
CONDENSED BALANCE SHEETS (IN THOUSANDS)

                                                                              June 30,             December 31,
                                                                               2001                    2000
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents                                              $    12,734              $  11,767
     Current portion of Transition Property receivable                          284,730                286,945
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     297,464                298,712

  NONCURRENT ASSETS:
     Restricted funds                                                            70,092                 50,288
     Transition Property receivable                                           1,566,012              1,721,672
     Unamortized debt issuance costs                                              7,626                  8,871
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                1,643,730              1,780,831
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $1,941,194             $2,079,543
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       -             $        2
     Interest payable                                                             2,013                  2,479
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                292,013                292,481

  LONG-TERM DEBT                                                              1,599,773              1,740,522
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      1,891,786              2,033,003

  MEMBER'S EQUITY                                                                49,408                 46,540
                                                                             ----------             ----------

  Commitments and Contingencies                                                       -                      -

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $1,941,194             $2,079,543
                                                                             ==========             ==========

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.















PG&E FUNDING LLC
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                                                Three months ended June 30,          Six months ended June 30,
                                                     2001          2000                  2001          2000
                                                    -------       ------                ------        ------

INCOME
------

  Income from Transition Property receivable       $32,687       $38,142               $66,627       $77,546
  Interest income                                    1,370         1,412                 3,234         2,694
                                                   -------       -------              --------       -------
     TOTAL INCOME                                   34,057        39,554                69,861        80,240

EXPENSES
--------

  Interest expense                                  31,784        36,448                64,396        74,042
  Servicing fees                                     1,222         1,404                 2,491         2,855
  Administrative and general                            47            48                   106            92
                                                   -------       -------              --------       -------
     TOTAL EXPENSES                                 33,053        37,900                66,993        76,989
                                                   -------       -------              --------       -------

       NET INCOME                                  $ 1,004       $ 1,654               $ 2,868       $ 3,251

  Member's equity - beginning of period             48,404        41,260                46,540        39,663
                                                   -------       -------              --------       -------

     MEMBER'S EQUITY AT END OF PERIOD              $49,408       $42,914               $49,408       $42,914
                                                   =======       =======              ========       =======

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC
CONDENSED STATEMENT OF CASH FLOWS (IN THOUSANDS)

For the six months ended June 30,                                                2001                  2000
                                                                               --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $161,554               $145,229
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (140,783)              (139,242)
  Net change in restricted funds                                               ( 19,804)              (  3,156)
                                                                               ---------              ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (160,587)              (142,398)
                                                                               ---------              ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                             967                  2,831
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                          11,767                  5,817
                                                                              ---------              ---------

CASH AND CASH EQUIVALENTS AT JUNE 30,                                           $12,734                 $8,648
                                                                              =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                        $63,583                $72,544


The accompanying Notes to Condensed Financial Statements are an integral part of this statement.


Notes to Condensed Financial Statements
-----------------------------

A. Basis of Presentation

         This Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly-owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to the Financial Statements included in its 2000 Annual Report on Form 10-K.

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

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric customers. The nonbypassable charge was authorized by the California Public Utilities Commission ("CPUC") pursuant to the electric restructuring legislation. PG&E Funding LLC issued the Notes in December 1997.

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

         On April 6, 2001, Pacific Gas and Electric Company, the servicer of the Transition Property (the "Servicer"), filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Certificates (as defined below) to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by ratepayers with respect to the Certificates to the trustee.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and the Financial Statements and Notes to the Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         PG&E Funding LLC uses collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset
(1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property and providing administrative services to the Note Issuer.

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

         Income generated from the Transition Property receivable for the three and six month periods ended June 30, 2001 was approximately $32,687,000 and $66,627,000, respectively, and for the three and six month periods ended
June 30, 2000 was approximately $38,142,000 and $77,546,000, respectively. The decrease reflects the declining Transition Property receivable balance. During the three months ended June 30, 2001 and 2000, PG&E Funding LLC earned interest income from other investments of approximately $1,370,000 and $1,412,000, respectively, and had interest expense of approximately $31,784,000 and $36,448,000, respectively. During the six month periods ended June 30, 2001 and 2000, PG&E Funding LLC earned interest income from other investments of approximately $3,234,000 and $2,694,000, respectively, and had interest expense of approximately $64,396,000 and $74,042,000, respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,222,000 and $1,404,000, and trustee, administrative, and general fees of approximately $47,000 and $48,000 for the three month periods ended June 30, 2001 and 2000, respectively. For the six month periods ended June 30, 2001 and 2000, PG&E Funding LLC incurred servicing fees of approximately $2,491,000 and $2,855,000, and trustee, administrative, and general fees of approximately $106,000 and $92,000, respectively.

         For the three month periods ended June 30, 2001 and 2000, collections of FTA Charges were approximately $87,494,000 and $104,346,000, respectively. This brought year-to-date collections as of June 30, 2001 and 2000 to approximately $224,501,000 and $218,030,000, respectively. Collections increased due to the change from monthly to daily remittances discussed above. This increase was mostly offset by decreases due to the lower FTA Charge that took effect January 1, 2001. Principal and interest payments on the Notes were approximately $204,366,000 and $211,786,000, for the six month periods ended June 30, 2001 and 2000, respectively. The Note Issuer expects future collections of FTA Charges and reserves to be sufficient to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


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







                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated June 25, 2001 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


              99.1   Quarterly Servicer's Certificate dated June 25, 2001.

     (b) Reports filed on Form 8-K during the quarter ended June 30, 2001 and through the date hereof:

         1.    April 6, 2001
               Item 5.  Other Events







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 3rd day of August, 2001.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate
                      dated June 25, 2001


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

                Collection Periods: March '01, April '01, May '01
                       Distribution Date: June 25, 2001

1. Collections Allocable and Aggregate Amounts Available for the Current Distribution Date:
     i.   Remittances for the March '01 Collection Period                                         $30,966,100.00
     ii.  Remittances for the April '01 Collection Period                                         $29,998,875.00
     iii. Remittances for the May '01 Collection Period                                           $27,639,572.00
     iv.  Net Earnings on Collection Account                                                       $1,465,153.28
                                                                                             -------------------
     v.   General Sub-Account Balance                                                             $90,069,700.28
     vi   Reserve Sub-Account Balance                                                             $30,643,297.35
     vii. Overcollateralization Sub-Account Balance                                                $4,714,125.00
     viii.Capital Sub-Account Balance (less $100K)                                                $14,405,000.00
                                                                                             -------------------
     ix.  Collection Account Balance                                                             $139,832,122.63

2. Outstanding Principal Balance and Collection Account Balance as of Prior Distribution Date:
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                             $24,432,693.00
     v.   Class A-5 Principal Balance                                                            $290,000,000.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $1,955,432,693.00
     x.   Reserve Sub-Account Balance                                                             $30,643,297.35
     xi.  Overcollateralization Sub-Account Balance                                                $4,714,125.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

3. Required Funding/Payments as of Current Distribution Date:
     i.   Projected Class A-1 Certificate Balance                                                          $0.00
     ii.  Projected Class A-2 Certificate Balance                                                          $0.00
     iii. Projected Class A-3 Certificate Balance                                                          $0.00
     iv.  Projected Class A-4 Certificate Balance                                                          $0.00
     v.   Projected Class A-5 Certificate Balance                                                $248,916,995.00
     vi.  Projected Class A-6 Certificate Balance                                                $375,000,000.00
     vii. Projected Class A-7 Certificate Balance                                                $866,000,000.00
     viii.Projected Class A-8 Certificate Balance                                                $400,000,000.00
                                                                                             -------------------
     ix.  Projected Class A Certificate Balance                                                $1,889,916,995.00
     x.   Required Class A-1 Coupon                                                                        $0.00
     xi.  Required Class A-2 Coupon                                                                        $0.00
     xii. Required Class A-3 Coupon                                                                        $0.00
     xiii.Required Class A-4 Coupon                                                                  $376,263.47
     xiv. Required Class A-5 Coupon                                                                $4,531,250.00
     xv.  Required Class A-6 Coupon                                                                $5,925,000.00
     xvi. Required Class A-7 Coupon                                                               $13,899,300.00
     xvii. Required Class A-8 Coupon                                                               $6,480,000.00
     xviii.Required Overcollateralization Funding                                                    $362,625.00
     xix.  Required Capital Sub-Account Funding                                                            $0.00

4. Allocation of Remittances as of Current Distribution Date Pursuant to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees                                                  $1,123.33
     ii.  Quarterly Servicing Fee                                                                  $1,222,145.43
     iii. Quarterly Administration Fee                                                                $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)                                                $29,711.53
     v.   Quarterly Interest                                                                      $31,211,813.47
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                               $376,263.47
          5.      Class A-5 Certificate Coupon Payment                                             $4,531,250.00
          6.      Class A-6 Certificate Coupon Payment                                             $5,925,000.00
          7.      Class A-7 Certificate Coupon Payment                                            $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment                                             $6,480,000.00
     vi.  Principal Due and Payable                                                                        $0.00
     vii. Quarterly Principal                                                                     $65,515,698.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                         $24,432,693.00
          5.      Class A-5 Certificate Principal Payment                                         $41,083,005.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00
     viii.Operating Expenses (in excess of $100,000)                                                       $0.00
     ix.  Funding of Overcollateralization Sub-Account (to required level)                           $362,625.00
     x.   Funding of Capital Sub-Account (to required level)                                               $0.00
     xi.  Net Earnings Released to Note Issuer                                                             $0.00
     xii. Released to Note Issuer upon Series Retirement:  Overcollateralization Sub-Account               $0.00
     xiii.Released to Note Issuer upon Series Retirement:  Capital Sub-Account                             $0.00
     xiv. Deposits to Reserve Sub-Account                                                                  $0.00
     xv.  Released to Note Issuer upon Series Retirement:  Collection Account                              $0.00

5.  Outstanding Principal Balance and Collection Account Balance as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.   Class A-1 Principal Balance                                                                      $0.00
     ii.  Class A-2 Principal Balance                                                                      $0.00
     iii. Class A-3 Principal Balance                                                                      $0.00
     iv.  Class A-4 Principal Balance                                                                      $0.00
     v.   Class A-5 Principal Balance                                                            $248,916,995.00
     vi.  Class A-6 Principal Balance                                                            $375,000,000.00
     vii. Class A-7 Principal Balance                                                            $866,000,000.00
     viii.Class A-8 Principal Balance                                                            $400,000,000.00
                                                                                             -------------------
     ix.  Rate Reduction Certificate Principal Balance                                         $1,899,916,995.00
     x.   Reserve Sub-Account Balance                                                             $22,344,880.86
     xi.  Overcollateralization Sub-Account Balance                                                $5,076,750.00
     xii. Capital Sub-Account Balance                                                             $14,405,000.00

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.   Reserve Sub-Account                                                                      $8,298,416.49
     ii.  Overcollateralization Sub-Account                                                                $0.00
     iii. Capital Sub-Account                                                                              $0.00
                                                                                             -------------------
     iv.  Total Draws                                                                              $8,298,416.49

7. Shortfalls In Interest and Principal Payments as of Current Distribution Date:
     i.   Quarterly Interest                                                                               $0.00
          1.      Class A-1 Certificate Coupon Payment                                                     $0.00
          2.      Class A-2 Certificate Coupon Payment                                                     $0.00
          3.      Class A-3 Certificate Coupon Payment                                                     $0.00
          4.      Class A-4 Certificate Coupon Payment                                                     $0.00
          5.      Class A-5 Certificate Coupon Payment                                                     $0.00
          6.      Class A-6 Certificate Coupon Payment                                                     $0.00
          7.      Class A-7 Certificate Coupon Payment                                                     $0.00
          8.      Class A-8 Certificate Coupon Payment                                                     $0.00
     ii.  Quarterly Principal                                                                              $0.00
          1.      Class A-1 Certificate Principal Payment                                                  $0.00
          2.      Class A-2 Certificate Principal Payment                                                  $0.00
          3.      Class A-3 Certificate Principal Payment                                                  $0.00
          4.      Class A-4 Certificate Principal Payment                                                  $0.00
          5.      Class A-5 Certificate Principal Payment                                                  $0.00
          6.      Class A-6 Certificate Principal Payment                                                  $0.00
          7.      Class A-7 Certificate Principal Payment                                                  $0.00
          8.      Class A-8 Certificate Principal Payment                                                  $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.   Overcollateralization Sub-Account                                                                $0.00
     ii.  Capital Sub-Account                                                                              $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
                                                                                             Principal Payment
                                                                                              per $1,000 of
                                  Original Principal            Principal Payment           Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                            $0.00              $24,432,693.00                       $0.000000
     v.   Class A-5                  $290,000,000.00              $41,083,005.00                     $141.665534
     vi.  Class A-6                  $375,000,000.00                       $0.00                       $0.000000
     vii. Class A-7                  $866,000,000.00                       $0.00                       $0.000000
     viii.Class A-8                  $400,000,000.00                       $0.00                       $0.000000
                                   -----------------            -----------------
                                   $1,931,000,000.00              $65,515,698.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
                                                                                              Interest Payment
                                                                                              per $1,000 of
                                  Original Principal            Interest Payment            Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.   Class A-1                            $0.00                       $0.00                       $0.000000
     ii.  Class A-2                            $0.00                       $0.00                       $0.000000
     iii. Class A-3                            $0.00                       $0.00                       $0.000000
     iv.  Class A-4                            $0.00                 $376,263.47                       $0.000000
     v.   Class A-5                  $290,000,000.00               $4,531,250.00                      $15.625000
     vi.  Class A-6                  $375,000,000.00               $5,925,000.00                      $15.800000
     vii. Class A-7                  $866,000,000.00              $13,899,300.00                      $16.050000
     viii.Class A-8                  $400,000,000.00               $6,480,000.00                      $16.200000
                                   -----------------            -----------------
                                   $1,931,000,000.00              $31,211,813.47

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of June, 2001.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Kent Harvey
                  ---------------------------
                  Kent Harvey
                  Senior Vice President-Treasurer & CFO