Form 10-Q
period 2001-09-30
PG&E FUNDING LLC
filed 2001-11-15
CIK 1041637

VIA EDGAR

                                       November 14, 2001


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended September 30, 2001. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

      Please direct any questions you may have regarding this filing to the undersigned at (415) 973-3262.



                                      Sincerely yours,


                                      Andrea Johnson


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended September 30, 2001

                                      or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC
CONDENSED BALANCE SHEETS (IN THOUSANDS)

                                                                          September 30,           December 31,
                                                                               2001                    2000
                                                                          -------------           -------------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents                                              $    12,821              $  11,767
     Current portion of Transition Property receivable                          286,598                286,945
                                                                             ----------             ----------
       TOTAL CURRENT ASSETS                                                     299,419                298,712

  NONCURRENT ASSETS:
     Restricted funds                                                            58,239                 50,288
     Transition Property receivable                                           1,504,641              1,721,672
     Unamortized debt issuance costs                                              7,132                  8,871
                                                                             ----------             ----------
       TOTAL NONCURRENT ASSETS                                                1,570,012              1,780,831
                                                                             ----------              ---------

       TOTAL ASSETS                                                          $1,869,431             $2,079,543
                                                                             ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                    $       5             $        2
     Interest payable                                                             1,937                  2,479
     Current portion of long-term debt                                          290,000                290,000
                                                                             ----------             ----------
       TOTAL CURRENT LIABILITIES                                                291,942                292,481

  LONG-TERM DEBT                                                              1,527,169              1,740,522
                                                                             ----------             ----------

       TOTAL LIABILITIES                                                      1,819,111              2,033,003

  MEMBER'S EQUITY                                                                50,320                 46,540
                                                                             ----------             ----------

  Commitments and Contingencies                                                       -                      -

       TOTAL LIABILITIES AND MEMBER'S EQUITY                                 $1,869,431             $2,079,543
                                                                             ==========             ==========

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.















PG&E FUNDING LLC
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

                                          Three months ended September 30,     Nine months ended September 30,
                                                     2001          2000                  2001          2000
                                                    -------       ------                ------        ------

INCOME
------

  Income from Transition Property receivable       $31,653       $37,004              $ 98,280      $114,550
  Interest income                                    1,117         1,485                 4,352         4,179
                                                   -------       -------              --------       -------
     TOTAL INCOME                                   32,770        38,489               102,632       118,729

EXPENSES
--------

  Interest expense                                  30,624        35,296                95,019       109,338
  Servicing fees                                     1,181         1,363                 3,673         4,218
  Administrative and general                            53           (55)                  160            37
                                                   -------       -------              --------       -------
     TOTAL EXPENSES                                 31,858        36,604                98,852       113,593
                                                   -------       -------              --------       -------

       NET INCOME                                  $   912       $ 1,885              $  3,780      $  5,136

  Member's equity - beginning of period             49,408        42,914                46,540        39,663
                                                   -------       -------              --------       -------

     MEMBER'S EQUITY AT END OF PERIOD              $50,320       $44,799              $ 50,320      $ 44,799
                                                   =======       =======              ========       =======

The accompanying Notes to Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

For the nine months ended September 30,                                           2001                  2000
                                                                               --------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $222,405               $223,245
                                                                               --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on long-term debt                                         (213,400)              (212,554)
  Net change in restricted funds                                               (  7,951)              (  3,337)
                                                                               ---------              ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (221,351)              (215,891)
                                                                               ---------              ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,054                  7,354
CASH AND CASH EQUIVALENTS AT JANUARY 1,                                          11,767                  5,817
                                                                              ---------              ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,                                      $12,821               $ 13,171
                                                                              =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                                        $93,776               $107,238


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

         On April 11, 2001 Bankers Trust of California, N.A. (the "Trustee") informed Certificate holders that, pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of Certificate holders.

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization ("Plan") under Chapter 11 of the Bankruptcy Code and a proposed disclosure statement describing the Plan. The Servicer has asserted that the Plan will have no adverse effects on its ability to perform all duties as servicer.

         PG&E Funding LLC believes that the accompanying unaudited statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

         In December 1997, PG&E Funding LLC acquired Transition Property from Pacific Gas and Electric Company and issued $2,901 million in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to eleven years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between PG&E Funding LLC and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

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

         PG&E Funding LLC uses collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property and providing administrative services to the Note Issuer.

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

         On April 11, 2001 Bankers Trust of California, N.A. (the "Trustee") informed Certificate holders that, pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of Certificate holders.

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization ("Plan") under Chapter 11 of the Bankruptcy Code and a proposed disclosure statement describing the Plan. The Servicer has asserted that the Plan will have no adverse effects on its ability to perform all duties as servicer.

         Income generated from the Transition Property receivable for the three and nine month periods ended September 30, 2001 was approximately $31,653,000 and $98,280,000, respectively, and for the three and nine month periods ended September 30, 2000 was approximately $37,004,000 and $114,550,000, respectively. The decrease reflects the declining Transition Property receivable balance. During the three months ended September 30, 2001 and 2000, PG&E Funding LLC earned interest income from other investments of approximately $1,117,000 and $1,485,000, respectively, and had interest expense of approximately $30,624,000 and $35,296,000, respectively. During the nine month periods ended September 30, 2001 and 2000, PG&E Funding LLC earned interest income from other investments of approximately $4,352,000 and $4,179,000, respectively, and had interest expense of approximately $95,019,000 and $109,338,000, respectively. The interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes. PG&E Funding LLC also incurred servicing fees of approximately $1,181,000 and $1,363,000, and trustee, administrative, and general fees of approximately $53,000 and ($55,000) for the three month periods ended September 30, 2001 and 2000, respectively.
The increase of $108,000 in administrative and general fees is due to a credit of $91,000 in the third quarter of 2000 for overpayment of prior administrative fees. For the nine month periods ended September 30, 2001 and 2000, PG&E Funding LLC incurred servicing fees of approximately $3,673,000 and $4,218,000, and trustee, administrative, and general fees of approximately $160,000 and $37,000, respectively.

         For the three month periods ended September 30, 2001 and 2000, collections of FTA Charges were approximately $91,157,000 and $112,535,000, respectively. This brought year-to-date collections as of September 30, 2001 and 2000 to approximately $315,658,000 and $330,563,000, respectively. Collections decreased due to the lower FTA Charge that took effect January 1, 2001. Principal and interest payments on the Notes were approximately $307,176,000 and $319,792,000, for the nine month periods ended September 30, 2001 and 2000, respectively. The Note Issuer expects to file an annual advice letter with the CPUC in December 2001 to request an adjustment in revenues to cover scheduled principal and interest payments on the Notes, and to cover related expenses.


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







                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated September 25, 2001 attached as Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


99.1 Quarterly Servicer's Certificate dated September 25,
2001.






                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 14th day of November, 2001.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate
                      dated September 25, 2001


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

                Collection Periods: June 2001, July 2001, August 2001
                       Distribution Date: September 25, 2001

1. Collections Allocable and Aggregate Amounts Available for the Current Distribution Date:
     i.     Remittances for the June '01 Collection Period                                        $28,828,899.00
     ii.    Remittances for the July '01 Collection Period                                        $30,958,243.00
     iii.   Remittances for the August '01 Collection Period                                      $32,769,292.00
     iv.    Net Earnings on Collection Account                                                     $1,052,676.91
                                                                                             -------------------
     v.     General Sub-Account Balance                                                           $93,609,110.91
     vi     Reserve Sub-Account Balance                                                           $22,344,880.86
     vii.   Overcollateralization Sub-Account Balance                                              $5,076,750.00
     viii.  Capital Sub-Account Balance (less $100K)                                              $14,405,000.00
                                                                                             -------------------
     ix.    Collection Account Balance                                                           $135,435,741.77

2. Outstanding Principal Balance and Collection Account Balance as of Prior Distribution Date:
     i.     Class A-1 Principal Balance                                                                    $0.00
     ii.    Class A-2 Principal Balance                                                                    $0.00
     iii.   Class A-3 Principal Balance                                                                    $0.00
     iv.    Class A-4 Principal Balance                                                                    $0.00
     v.     Class A-5 Principal Balance                                                          $248,916,995.00
     vi.    Class A-6 Principal Balance                                                          $375,000,000.00
     vii.   Class A-7 Principal Balance                                                          $866,000,000.00
     viii.  Class A-8 Principal Balance                                                          $400,000,000.00
                                                                                             -------------------
     ix.    Rate Reduction Certificate Principal Balance                                       $1,889,916,995.00
     x.     Reserve Sub-Account Balance                                                           $22,344,880.86
     xi.    Overcollateralization Sub-Account Balance                                              $5,076,750.00
     xii.   Capital Sub-Account Balance                                                           $14,405,000.00
3. Required Funding/Payments as of Current Distribution Date:
     i.     Projected Class A-1 Certificate Balance                                                        $0.00
     ii.    Projected Class A-2 Certificate Balance                                                        $0.00
     iii.   Projected Class A-3 Certificate Balance                                                        $0.00
     iv.    Projected Class A-4 Certificate Balance                                                        $0.00
     v.     Projected Class A-5 Certificate Balance                                              $176,300,487.00
     vi.    Projected Class A-6 Certificate Balance                                              $375,000,000.00
     vii.   Projected Class A-7 Certificate Balance                                              $866,000,000.00
     viii.  Projected Class A-8 Certificate Balance                                              $400,000,000.00
                                                                                             -------------------
     ix.    Projected Class A Certificate Balance                                              $1,817,300,487.00
     x.     Required Class A-1 Coupon                                                                      $0.00
     xi.    Required Class A-2 Coupon                                                                      $0.00
     xii.   Required Class A-3 Coupon                                                                      $0.00
     xiii.  Required Class A-4 Coupon                                                                      $0.00
     xiv.   Required Class A-5 Coupon                                                              $3,889,328.05
     xv.    Required Class A-6 Coupon                                                              $5,925,000.00
     xvi.   Required Class A-7 Coupon                                                             $13,899,300.00
     xvii.  Required Class A-8 Coupon                                                              $6,480,000.00
     xviii. Required Overcollateralization Funding                                                   $362,625.00
     xix.   Required Capital Sub-Account Funding                                                           $0.00

4. Allocation of Remittances as of Current Distribution Date Pursuant to 8.02(d) of Indenture:
     i.     Note, Delaware and Certificate Trustee Fees                                                $1,123.33
     ii.    Quarterly Servicing Fee                                                                $1,181,198.12
     iii.   Quarterly Administration Fee                                                              $25,000.00
     iv.    Operating Expenses (subject to $100,000 cap)                                              $18,403.03
     v.     Quarterly Interest                                                                    $30,193,628.05
            1.      Class A-1 Certificate Coupon Payment                                                   $0.00
            2.      Class A-2 Certificate Coupon Payment                                                   $0.00
            3.      Class A-3 Certificate Coupon Payment                                                   $0.00
            4.      Class A-4 Certificate Coupon Payment                                                   $0.00
            5.      Class A-5 Certificate Coupon Payment                                           $3,889,328.05
            6.      Class A-6 Certificate Coupon Payment                                           $5,925,000.00
            7.      Class A-7 Certificate Coupon Payment                                          $13,899,300.00
            8.      Class A-8 Certificate Coupon Payment                                           $6,480,000.00
     vi.    Principal Due and Payable                                                                      $0.00
     vii.   Quarterly Principal                                                                   $72,616,508.00
            1.      Class A-1 Certificate Principal Payment                                                $0.00
            2.      Class A-2 Certificate Principal Payment                                                $0.00
            3.      Class A-3 Certificate Principal Payment                                                $0.00
            4.      Class A-4 Certificate Principal Payment                                                $0.00
            5.      Class A-5 Certificate Principal Payment                                       $72,616,508.00
            6.      Class A-6 Certificate Principal Payment                                                $0.00
            7.      Class A-7 Certificate Principal Payment                                                $0.00
            8.      Class A-8 Certificate Principal Payment                                                $0.00
     viii.  Operating Expenses (in excess of $100,000)                                                     $0.00
     ix.    Funding of Overcollateralization Sub-Account (to required level)                         $362,625.00
     x.     Funding of Capital Sub-Account (to required level)                                             $0.00
     xi.    Net Earnings Released to Note Issuer                                                           $0.00
     xii.   Released to Note Issuer upon Series Retirement:  Overcollateralization Sub-Account             $0.00
     xiii.  Released to Note Issuer upon Series Retirement:  Capital Sub-Account                           $0.00
     xiv.   Deposits to Reserve Sub-Account                                                                $0.00
     xv.    Released to Note Issuer upon Series Retirement:  Collection Account                            $0.00

5.  Outstanding Principal Balance and Collection Account Balance as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.     Class A-1 Principal Balance                                                                    $0.00
     ii.    Class A-2 Principal Balance                                                                    $0.00
     iii.   Class A-3 Principal Balance                                                                    $0.00
     iv.    Class A-4 Principal Balance                                                                    $0.00
     v.     Class A-5 Principal Balance                                                          $176,300,487.00
     vi.    Class A-6 Principal Balance                                                          $375,000,000.00
     vii.   Class A-7 Principal Balance                                                          $866,000,000.00
     viii.  Class A-8 Principal Balance                                                          $400,000,000.00
                                                                                             -------------------
     ix.    Rate Reduction Certificate Principal Balance                                       $1,817,300,487.00
     x.     Reserve Sub-Account Balance                                                           $11,555,605.24
     xi.    Overcollateralization Sub-Account Balance                                              $5,439,375.00
     xii.   Capital Sub-Account Balance                                                           $14,405,000.00

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.     Reserve Sub-Account                                                                   $10,789,275.62
     ii.    Overcollateralization Sub-Account                                                              $0.00
     iii.   Capital Sub-Account                                                                            $0.00
                                                                                             -------------------
     iv.    Total Draws                                                                           $10,789,275.62

7. Shortfalls In Interest and Principal Payments as of Current Distribution Date:
     i.     Quarterly Interest                                                                             $0.00
            1.      Class A-1 Certificate Coupon Payment                                                   $0.00
            2.      Class A-2 Certificate Coupon Payment                                                   $0.00
            3.      Class A-3 Certificate Coupon Payment                                                   $0.00
            4.      Class A-4 Certificate Coupon Payment                                                   $0.00
            5.      Class A-5 Certificate Coupon Payment                                                   $0.00
            6.      Class A-6 Certificate Coupon Payment                                                   $0.00
            7.      Class A-7 Certificate Coupon Payment                                                   $0.00
            8.      Class A-8 Certificate Coupon Payment                                                   $0.00
     ii.    Quarterly Principal                                                                            $0.00
            1.      Class A-1 Certificate Principal Payment                                                $0.00
            2.      Class A-2 Certificate Principal Payment                                                $0.00
            3.      Class A-3 Certificate Principal Payment                                                $0.00
            4.      Class A-4 Certificate Principal Payment                                                $0.00
            5.      Class A-5 Certificate Principal Payment                                                $0.00
            6.      Class A-6 Certificate Principal Payment                                                $0.00
            7.      Class A-7 Certificate Principal Payment                                                $0.00
            8.      Class A-8 Certificate Principal Payment                                                $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.     Overcollateralization Sub-Account                                                              $0.00
     ii.    Capital Sub-Account                                                                            $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
                                                                                             Principal Payment
                                                                                              per $1,000 of
                                  Original Principal            Principal Payment           Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.     Class A-1                          $0.00                       $0.00                       $0.000000
     ii.    Class A-2                          $0.00                       $0.00                       $0.000000
     iii.   Class A-3                          $0.00                       $0.00                       $0.000000
     iv.    Class A-4                          $0.00                       $0.00                       $0.000000
     v.     Class A-5                $248,916,995.00              $72,616,508.00                     $291.729811
     vi.    Class A-6                $375,000,000.00                       $0.00                       $0.000000
     vii.   Class A-7                $866,000,000.00                       $0.00                       $0.000000
     viii.  Class A-8                $400,000,000.00                       $0.00                       $0.000000
                                   -----------------            -----------------
                                   $1,889,916,995.00              $72,616,508.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
                                                                                              Interest Payment
                                                                                              per $1,000 of
                                  Original Principal            Interest Payment            Orig. Principal Amt.
                                        [ A ]                         [ B ]                    [ B/A x 1,000]
                                  ------------------            -----------------           --------------------
     i.     Class A-1                          $0.00                       $0.00                       $0.000000
     ii.    Class A-2                          $0.00                       $0.00                       $0.000000
     iii.   Class A-3                          $0.00                       $0.00                       $0.000000
     iv.    Class A-4                          $0.00                       $0.00                       $0.000000
     v.     Class A-5                $248,916,995.00               $3,889,328.05                      $15.625000
     vi.    Class A-6                $375,000,000.00               $5,925,000.00                      $15.800000
     vii.   Class A-7                $866,000,000.00              $13,899,300.00                      $16.050000
     viii.  Class A-8                $400,000,000.00               $6,480,000.00                      $16.200000
                                   -----------------            -----------------
                                   $1,889,916,995.00              $30,193,628.05

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of September, 2001.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Kent Harvey
                  ---------------------------
                  Kent Harvey
                  Senior Vice President-Treasurer & CFO