Form 10-K
period 2001-12-31
PG&E FUNDING LLC
filed 2002-04-01
CIK 1041637

VIA EDGAR

                                       March 29, 2002


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-K of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-K for the period ended December 31, 2001. Because the Company meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K, the Company is filing this form with the reduced disclosure format.

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

For the fiscal year ended December 31, 2001

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



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
California Infrastructure and Economic Development Bank
Special Purpose Trust PG&E-1
Rate Reduction Certificates, Series 1997-1, Class A-4 6.16% Certificates, Class A-5 6.25% Certificates, Class A-6 6.32% Certificates,
Class A-7 6.42% Certificates and Class A-8 6.48% Certificates,
maturing serially from 2001 to 2007, and underlying PG&E Funding LLC
Notes of the same respective classes
-------------------------------------------------------------------------------

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

     The only material business conducted by the Note Issuer has been the servicing of the Transition Property. During the year, PG&E Funding LLC collected approximately $406,590,000 in Fixed Transition Amount ("FTA") Charges (as described below) and paid $417,967,000 in principal, interest, and other expenses. Of the original $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8
(the "Notes"), there remains approximately $1,740,600,000 in principal outstanding, with scheduled maturities ranging from 2002 through 2007. The specific interest rate and maturity of each class of Notes is specified herein under Note D of the Notes to Financial Statements attached hereto. The Notes were issued pursuant to an Indenture between the Note Issuer and Bankers
Trust Company of California, N.A., as trustee (the "Indenture"). The Note Issuer sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

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

     In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed advice letters with the CPUC, advising them of a decrease to the FTA Charge effective January 1, 2001, and an increase to the FTA charge effective January 1, 2002. The decrease for 2001 in FTA Charges was a result of overcollection and yearly principal reduction. The increase for 2002 is a result of an anticipated decline in electricity sales of 2% from 2001, and undercollection in the reserve accounts.


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


                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

         (a) Sales of Unregistered Securities.
              ---------------------------------------
     There is no established public trading market for the Note Issuer's equity securities. All of the Note Issuer's equity is owned by Pacific Gas and Electric Company. Pacific Gas and Electric Company purchased its membership interest in the Note Issuer in July 1997 for a purchase price of $5,000 and made capital contributions to the Note Issuer aggregating approximately $27,348,000 as of December 31, 2001. Such purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Note Issuer made no other sales of unregistered securities.

         (b) Restrictions on Dividends.
              --------------------------------
     The Indenture prohibits the Note Issuer from making any distributions to its member unless no default has occurred and is continuing thereunder and the book value of the remaining equity of the Note Issuer, after giving effect to such distribution, is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding. During 2001, the Note Issuer did not make any distributions to its member. The Note Issuer may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

(c)  Certificate Holders.
      -----------------------
     At March 29, 2002, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company. The Certificates are not traded on any established trading market.

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

     Income generated in 2001 and 2000 from the Transition Property receivable was approximately $128,882,000 and $150,157,000, respectively.
The decrease reflects the declining Transition Property receivable balance. During 2001 and 2000, the Note Issuer also earned approximately $4,939,000 and $5,829,000 in interest from other investments, respectively. In 2001 and 2000, the Note Issuer also incurred interest expenses of approximately $124,505,000 and $143,503,000 related to interest on the Notes and the amortization of debt issuance expenses and discount on the Notes for 2001 and 2000, respectively. The decrease in interest expense is due to the declining balance of the Notes. For 2001 and 2000 the Note Issuer also incurred servicing fees of approximately $4,808,000 and $5,536,000 and administrative and general fees of approximately $224,000 and $70,000, respectively. Administrative and general fees in 2000 were lower than usual, due in part to a refund PG&E Funding LLC received in the third quarter of 2000 for additional fees it had paid that were determined to have already been included in its payment of quarterly administrative fees from 1997 through 1999.

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

     Collections of FTA Charges are currently below expectations. For the year ended December 31, 2000, collections of FTA Charges and other interest income of approximately $451,202,000 were sufficient to cover scheduled payments on the Notes and related expenses totaling $436,509,000. The excess of collections and other interest income over scheduled payments and related expenses amounted to $14,693,000, and was applied to subsequent payments on the Notes in 2001.

    However, for the year ended December 31, 2001, collections of FTA Charges and other interest income totaled $411,529,000, while scheduled payments on the Notes were approximately $417,967,000 resulting in a shortfall in funding in 2001 of $6,438,000. This shortfall made it necessary to draw down the reserve subaccount and also the overcollateralization subaccount in order to make the required payments on the Notes and related expenses. The reserve subaccount and overcollateralization subaccount were created for this purpose, and will be replenished through future FTA Charge collections. The shortfall is largely due to a decline in electricity sales. The Servicer has increased the rates at which the FTA Charges will be collected from customers in 2002 in order to offset the effect of declining electricity usage by customers. Management believes that it is reasonable to expect future collections of FTA Charges to be sufficient to make scheduled payments on the Notes and pay related expenses on a timely basis.

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

     On April 6, 2001, the Servicer filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. The Note Issuer does not expect payments on the Certificates to be affected by the filing. The Servicer has informed the Note Issuer that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by the ratepayers with respect to the Certificates to the trustee.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization ("Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on December 19, 2001, February 4, 2002, and March 7, 2002. The Servicer has asserted that the Plan will have no adverse effects on its ability to perform all duties as servicer.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Long-term Debt:
--------------------
The table below provides information about the Notes at December 31, 2001:

(in millions)
Expected maturity date        2002   2003    2004   2005   2006   2007    Total
Notes                         $290   $290    $290   $290   $290   $291   $1,741
Average interest rate         6.3%   6.4%    6.4%   6.4%   6.4%   6.5%     6.4%

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

                   INDEPENDENT AUDITORS' REPORT

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC
(a Delaware Limited Liability Company) as of December 31, 2001 and 2000, and the related statements of income and changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the financial statements, Pacific Gas and Electric Company (a Debtor-in-Possession), the Servicer of the Transition Property, sought protection from its creditors by filing a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Code.



/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 8, 2002

                       PG&E FUNDING LLC (A DELAWARE LLC)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                                (in thousands)

                                                        2001          2000
                                                  ----------    ----------
ASSETS
------

         Current Assets:
             Cash and cash equivalents            $   12,852    $   11,767
             Current portion of
               Transition Property receivable        276,946       286,945
                                                  ----------    ----------
                   Total Current Assets              289,798       298,712

         Noncurrent Assets:
             Restricted funds                         42,763        50,288
             Transition Property receivable        1,453,963     1,721,672
             Unamortized debt issuance expenses        6,639         8,871
                                                  ----------    ----------
                   Total Noncurrent Assets         1,503,365     1,780,831
                                                  ----------    ----------

         TOTAL ASSETS                             $1,793,163    $2,079,543
                                                  ==========    ==========


LIABILITIES AND MEMBER'S EQUITY
-------------------------------

         Current Liabilities:
             Accounts payable and accrued expenses $       -    $        2
             Interest payable                          1,858         2,479
             Current portion of long-term debt       290,000       290,000
                                                  ----------    ----------
                   Total Current Liabilities         291,858       292,481

         Long-term debt                            1,450,600     1,740,700
		 Unamortized bond discounts			  (119)	    (178)
                                                  ----------    ----------
	   Long-term debt (net of discount)		   1,450,481     1,740,522

                           Total Liabilities       1,742,339     2,033,003


         Member's Equity                              50,824        46,540

         Commitments and Contingencies                     -             -
                                                  ----------    ----------

         TOTAL LIABILITIES AND MEMBER'S EQUITY    $1,793,163    $2,079,543
                                                  ==========    ==========


The accompanying Notes to the Financial Statements are an integral part of these statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31,
 (in thousands)

                                                  2001        2000        1999
                                              ----------   ---------   ---------
INCOME
------

Income from Transition Property receivable     $128,882    $150,157    $170,155
Other interest income                             4,939       5,829       4,154
                                               --------    --------    --------
             Total Income                       133,821     155,986     174,309


EXPENSES
--------
Interest expense                                124,505     143,503     161,487
Servicing fees                                    4,808       5,536       6,246
Administrative and general                          224          70         210
                                               --------    --------    --------
             Total Expenses                     129,537     149,109     167,943
                                               --------    --------    --------
              NET INCOME                       $  4,284    $  6,877    $  6,366
                                               --------    --------    --------

Member's equity at beginning of period           46,540      39,663      33,297
Member's distributions                                -           -           -
                                               --------    --------    --------
              MEMBER'S EQUITY AT END OF PERIOD $ 50,824    $ 46,540    $ 39,663
                                               ========    ========    ========


The accompanying Notes to the Financial Statements are an integral part of these statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
 (in thousands)

                                                 2001       2000       1999
                                            ---------  ---------  ---------
CASH FLOWS FROM OPERATIONS:

Net Income                         	     	 $   4,284  $   6,877  $   6,366
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from Transition Property receivable (128,882) (150,157) (170,155) Amortization of debt issuance expenses and
     discount on long-term debt                 2,291      2,870      3,458
Changes in operating assets and liabilities:
     Transition Property Receivable           406,590    445,373    474,386
     Accounts payable                              (2)        (2)       (44)
     Interest payable                            (621)      (172)      (197)
                                            ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES   $ 283,660  $ 304,789  $ 313,814
                                            ---------  ---------  ---------
FINANCING ACTIVITIES:


Principal payments on long-term debt        $(290,100) $(290,100) $(290,100)
Decrease(Increase) in restricted funds          7,525     (8,739)   (20,002)
                                            ---------  ---------  ---------
NET CASH USED IN FINANCING
       ACTIVITIES                           $(282,575) $(298,839) $(310,102)
                                           ----------  ---------  ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS         1,085      5,950      3,712

CASH AND CASH EQUIVALENTS AT: JANUARY 1,       11,767	    5,817      2,105
                                            ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31,   $  12,852  $  11,767  $   5,817
                                            =========  =========  =========

Cash paid for interest:                     $ 122,835  $ 140,803  $ 158,228
                                            =========  =========  =========

The accompanying Notes to the Financial Statements are an integral part of these statements.

Notes to the Financial Statements
-----------------------------------------

A. Basis of Presentation

     The financial statements include the accounts of PG&E Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company (a Debtor-in-Possession), a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. PG&E Funding LLC was formed on July 1, 1997 in order to effect the issuance of notes (the Notes), the proceeds of which were provided to Pacific Gas and Electric Company to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric industry restructuring legislation). As described in Note D, PG&E Funding LLC issued the Notes in December 1997.

     PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a nonbypassable charge payable by residential and small commercial electric distribution customers. The nonbypassable charge was authorized by the California Public Utility Commission (CPUC) pursuant to the electric industry restructuring legislation. Pacific Gas and Electric Company collects the nonbypassable charge from residential and small commercial electric distribution customers in the form of a small surcharge per kilowatt-hour (kWh), and remits that money to PG&E Funding LLC. The nonbypassable charge is calculated to generate sufficient funds to make the required payments on the Notes and related expenses. Collection of the nonbypassable charge was lower than expected in 2001 due to lower electricity usage by residential and small commercial electric distribution customers. The nonbypassable charge will be collected at a higher rate in 2002 to offset the effect of a decline in usage.

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

     On April 6, 2001, Pacific Gas and Electric Company, Servicer of the Transition Property, filed a bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code. PG&E Funding LLC does not expect payments on the certificates to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily all amounts paid by the ratepayer with respect to the certificates to the trustee.


B.  Summary of Accounting Policies

Cash Equivalents

     Cash equivalents (stated at cost, which approximates market) include Working funds and short-term investments with original maturities of three months or less.

Restricted Funds

     Restricted funds, which include amounts required under the indenture agreement, surplus collections, and interest earned on these funds, were as follows at December 31:


							 2001 		 2000
							------		------
						     		(in thousands)
	General Subaccount		     $27,349	        $623
	Reserve Subaccount			    18	      30,805
	Overcollateralization Subaccount	   964	       4,374
	Capital Subaccount		      14,432            14,486
					          --------          --------
	Total Restricted Funds		     $42,763	     $50,288

     The indenture agreement for the Notes requires PG&E Funding LLC to maintain funds equal to approximately 0.50% of the original principal amount of the Notes ($14,405,000) in an account (the Capital Subaccount) with a trustee of the California Infrastructure and Economic Development Bank Special
Purpose Trust PG&E-1 (the Trust). These funds are to be held in reserve and used only in the event that collections of the nonbypassable charge provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

     Surplus collections of nonbypassable charges result when collection of these charges exceeds scheduled payments of principal, and interest on the Notes, and related expenses. These surplus collections were approximately $14,693,000 in 2000, which were applied to subsequent payments on the Notes. There was a shortfall of collections in 2001 of approximately $6,438,000, due largely to reduced sales of electricity.

Unamortized Debt Issuance Expenses and Discount on Notes

     The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized on a straight-line basis over the life of each respective class of Notes, and are reflected in interest expense in the accompanying statement of income and changes in member's equity.

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

Revenue Recognition

	PG&E Funding LLC has one major source of income, which is the interest due from Pacific Gas and Electric Company on the Transition Property receivable. The other small source of income is the interest earned on the restricted cash accounts and temporary investment of the nonbypassable charge collected by Pacific Gas and Electric Company, as Servicer, and remitted to PG&E Funding LLC.

C.  Transition Property Receivable

     Changes in the value of the Transition Property receivable reflecting a yield of approximately 6.91% are shown below (in thousands):

-----------------------------------------------------------------------------
						                   2001	            2000
						          ----------------------------------
Present value, January 1            	        $2,008,617      $2,303,833
Income due to increase in present value
	 during the year 					     128,882         150,157
Less: principal and interest paid during the year   (406,590)       (445,373)
--------------------------------------------------------------------------------
Total Transition Property Receivable, December 31  1,730,909       2,008,617
Less: Current portion                               (276,946)       (286,945)
--------------------------------------------------------------------------------
Noncurrent portion                                $1,453,963      $1,721,672
--------------------------------------------------------------------------------


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

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2001, are as follows:

                    Scheduled							 Principal
                    Maturity                        Interest        Amount
Class               Date                              Rate        (in thousands)
--------------------------------------------------------------------------------
A-5               June 25, 2002                       6.25%          99,600
A-6               September 25, 2003                  6.32%         375,000
A-7               September 25, 2006                  6.42%         866,000
A-8               December 26, 2007                   6.48%         400,000
-------------------------------------------------------------------------------
                                                         	     $1,740,600
Less:    Current maturities                                        (290,000)
         Unamortized discount                                          (119)
--------------------------------------------------------------------------------
Long-term debt                                                   $1,450,481
--------------------------------------------------------------------------------

     The estimated fair value of the Notes was approximately $1.8 billion and
$2.0 billion at December 31, 2001 and   2000, respectively, and based on
quoted market prices.

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


E.  Significant Agreements and Related Party Transactions

     Under a Transition Property Servicing Agreement, Pacific Gas and Electric Company, the Servicer, is required to manage and administer the Transition Property of PG&E Funding LLC and to collect the nonbypassable charge from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on nonbypassable charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. For the years ended December 31, 2001, 2000, and 1999, PG&E Funding LLC incurred servicing fees of approximately $4,808,000, $5,536,000, and $6,246,000, respectively.

     Under an Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services for PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative services fees of approximately $100,000 in each of 2001, 2000, and 1999.

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

Item 13.  Certain Relationships and Related Transactions.

     Omitted with respect to the Note Issuer pursuant to Instruction I of Form 10-K. Not applicable to the Trust.
                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)      The following documents are filed as part of this report:

       (1)Financial Statements:
          The following financial statements of the Note Issuer and report of independent accountants are included in Item 8:
          Independent Auditors' Report-Deloitte & Touche LLP Balance Sheets at December 31, 2001 and 2000
          Statements of Income and Changes in Member's Equity
               for the Years Ended December 31, 2001, 2000 and 1999 Statements of Cash Flows
               for the Years Ended December 31, 2001, 2000 and 1999 Notes to Financial Statements

       (2)Exhibits required to be filed by Item 601 of Regulation S-K:

            3.1   Certificate of Formation.(1)
            3.3   Amended and Restated Limited Liability Company Agreement.(1)
            4.1   Note Indenture.(2)
            4.2   Series Supplement.(2)
            4.3   Note.(2)
            4.4   Amended and Restated Declaration and Agreement of Trust.(2)
            4.5   First Supplemental Trust Agreement.(2)
            4.6   Rate Reduction Certificate.(2)
          10.1   Transition Property Purchase and Sale Agreement.(2)
          10.2   Transition Property Servicing Agreement.(2)
          10.3   Note Purchase Agreement.(2)
          10.4   Fee and Indemnity Agreement.(2)
23.1    Consent of  Deloitte & Touche LLP

99.1   Quarterly Servicer's Certificate dated December 25, 2001

    (b) Reports on Form 8-K filed during the quarter ended December 31, 2001 and through the date hereof: None


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



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned on the 29th day of March, 2002.


                                     PG&E FUNDING LLC, as Registrant


                                     By  /s/ KENT M. HARVEY
                                     ------------------------------------------
                                     Kent M. Harvey, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.


              Signature                                          Title
              ------------                                          -----


     /s/ KENT M. HARVEY                  President and Director
     -----------------------------
         Kent M. Harvey                     (Principal Executive Officer)


     /s/ MICHAEL J. DONNELLY          Treasurer and Director
     -----------------------------
         Michael J. Donnelly               (Principal Financial Officer)


     /s/ DINYAR B. MISTRY                       Controller
     -----------------------------
         Dinyar B. Mistry                    (Principal Accounting Officer)


     /s/ WALTER S. LEVISON                      Director
     -----------------------------
         Walter S. Levison



                               INDEX TO EXHIBITS



Exhibit Number    Description
-------------------     --------------

23.1                      Consent of Deloitte & Touche LLP

99.1                     Quarterly Servicer's Certificate
                                dated December 25, 2001


Other exhibits not filed herewith and listed under Part IV, Item 8, have been incorporated by reference from other documents previously filed with the Commission.


EXHIBIT 23.2

 INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-30715 of PG&E Funding LLC on Form S-3, as amended, of our report dated March 8, 2002 (which expresses an unqualified opinion and includes an explanatory paragraph relating to items discussed in Note A), appearing in this Annual Report on Form 10-K of PG&E Funding LLC for the year ended December 31, 2001.



/s/ DELOITTE & TOUCHE  LLP
San Francisco, California
    March 29, 2002

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

 Collection Periods: September 2001, October 2001, November 2001
                       Distribution Date: December 25, 2001


1. Collections Allocable and Aggregate Amounts Available for the Current Distribution Date:

i.   Remittances for the Sept '01 Collection Period         $32,516,735.00
ii.  Remittances for the Oct. '01 Collection Period         $29,658,151.00
iii. Remittances for the Nov. '01 Collection Period         $27,981,802.00
iv.  Net Earnings on Collection Account                        $729,017.91
                                                       -------------------
v.   General Sub-Account Balance                            $90,885,705.91
vi   Reserve Sub-Account Balance                            $11,555,605.24
vii. Overcollateralization Sub-Account Balance               $5,439,375.00
viii.Capital Sub-Account Balance (less $100K)               $14,405,000.00
                                                       -------------------
ix.  Collection Account Balance                            $122,285,686.15

2. Outstanding Principal Balance and Collection Account Balance as of Prior Distribution Date:
i.   Class A-1 Principal Balance                                     $0.00
ii.  Class A-2 Principal Balance                                     $0.00
iii. Class A-3 Principal Balance                                     $0.00
iv.  Class A-4 Principal Balance                                     $0.00
v.   Class A-5 Principal Balance                           $176,300,487.00
vi.  Class A-6 Principal Balance                           $375,000,000.00
vii. Class A-7 Principal Balance                           $866,000,000.00
viii.Class A-8 Principal Balance                           $400,000,000.00
                                                       -------------------
ix.  Rate Reduction Certificate Principal Balance        $1,817,300,487.00
x.   Reserve Sub-Account Balance                            $11,555,605.24
xi.  Overcollateralization Sub-Account Balance               $5,439,375.00
xii. Capital Sub-Account Balance                            $14,405,000.00

3. Required Funding/Payments as of Current Distribution Date:
i.   Projected Class A-1 Certificate Balance                         $0.00
ii.  Projected Class A-2 Certificate Balance                         $0.00
iii. Projected Class A-3 Certificate Balance                         $0.00
iv.  Projected Class A-4 Certificate Balance                         $0.00
v.   Projected Class A-5 Certificate Balance                $99,600,000.00
vi.  Projected Class A-6 Certificate Balance               $375,000,000.00
vii. Projected Class A-7 Certificate Balance               $866,000,000.00
viii.Projected Class A-8 Certificate Balance               $400,000,000.00
                                                       -------------------
ix.  Projected Class A Certificate Balance               $1,740,600,000.00
x.   Required Class A-1 Coupon                                       $0.00
xi.  Required Class A-2 Coupon                                       $0.00
xii. Required Class A-3 Coupon                                       $0.00
xiii.Required Class A-4 Coupon                                       $0.00
xiv. Required Class A-5 Coupon                               $2,754,695.11
xv.  Required Class A-6 Coupon                               $5,925,000.00
xvi. Required Class A-7 Coupon                              $13,899,300.00
xvii. Required Class A-8 Coupon                              $6,480,000.00
xviii.Required Overcollateralization Funding                   $362,625.00
xix.  Required Capital Sub-Account Funding                           $0.00


4. Allocation of Remittances as of Current Distribution Date Pursuant to 8.02(d) of Indenture:
i.   Note, Delaware and Certificate Trustee Fees                 $1,123.33
ii.  Quarterly Servicing Fee                                 $1,135,812.80
iii. Quarterly Administration Fee                               $25,000.00
iv.  Operating Expenses (subject to $100,000 cap)                $4,212.06
v.   Quarterly Interest                                     $29,058,995.11
1.      Class A-1 Certificate Coupon Payment                         $0.00
2.      Class A-2 Certificate Coupon Payment                         $0.00
3.      Class A-3 Certificate Coupon Payment                         $0.00
4.      Class A-4 Certificate Coupon Payment                         $0.00
5.      Class A-5 Certificate Coupon Payment                 $2,754,695.11
6.      Class A-6 Certificate Coupon Payment                 $5,925,000.00
7.      Class A-7 Certificate Coupon Payment                $13,899,300.00
8.      Class A-8 Certificate Coupon Payment                 $6,480,000.00
vi.  Principal Due and Payable                                       $0.00
vii. Quarterly Principal                                    $76,700,487.00
1.      Class A-1 Certificate Principal Payment                      $0.00
2.      Class A-2 Certificate Principal Payment                      $0.00
3.      Class A-3 Certificate Principal Payment                      $0.00
4.      Class A-4 Certificate Principal Payment             $76,700,487.00
5.      Class A-5 Certificate Principal Payment                      $0.00
6.      Class A-6 Certificate Principal Payment                      $0.00
7.      Class A-7 Certificate Principal Payment                      $0.00
8.      Class A-8 Certificate Principal Payment                      $0.00
viii.Operating Expenses (in excess of $100,000)                      $0.00
ix.  Funding of Overcollateralization Sub-Account (to required level $0.00
x.   Funding of Capital Sub-Account (to required level)              $0.00
xi.  Net Earnings Released to Note Issuer                            $0.00
xii. Released to Note Issuer upon Series Retirement:
     Overcollateralization Sub-Account            			   $0.00
xiii.Released to Note Issuer upon Series Retirement:
     Capital Sub-Account    			                           $0.00
xiv. Deposits to Reserve Sub-Account                                 $0.00
xv.  Released to Note Issuer upon Series Retirement:
     Collection Account                    		               $0.00

5. Outstanding Principal Balance and Collection Account Balance as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
i.   Class A-1 Principal Balance                                     $0.00
ii.  Class A-2 Principal Balance                                     $0.00
iii. Class A-3 Principal Balance                                     $0.00
iv.  Class A-4 Principal Balance                                     $0.00
v.   Class A-5 Principal Balance                            $99,600,000.00
vi.  Class A-6 Principal Balance                           $375,000,000.00
vii. Class A-7 Principal Balance                           $866,000,000.00
viii.Class A-8 Principal Balance                           $400,000,000.00
                                                       -------------------
ix.  Rate Reduction Certificate Principal Balance        $1,740,600,000.00
x.   Reserve Sub-Account Balance                                     $0.00
xi.  Overcollateralization Sub-Account Balance                 $955,055.85
xii. Capital Sub-Account Balance                            $14,405,000.00

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to
Section 8.02(e) of Indenture):
i.   Reserve Sub-Account                                    $11,555,605.24
ii.  Overcollateralization Sub-Account                       $4,484,319.15
iii. Capital Sub-Account                                             $0.00
                                                       -------------------
iv.  Total Draws                                        	$16,039,924.39

7. Shortfalls In Interest and Principal Payments as of Current Distribution
Date:
i.   Quarterly Interest                                          	   $0.00
1.      Class A-1 Certificate Coupon Payment                         $0.00
2.      Class A-2 Certificate Coupon Payment                         $0.00
3.      Class A-3 Certificate Coupon Payment                         $0.00
4.      Class A-4 Certificate Coupon Payment                         $0.00
5.      Class A-5 Certificate Coupon Payment                         $0.00
6.      Class A-6 Certificate Coupon Payment                         $0.00
7.      Class A-7 Certificate Coupon Payment                         $0.00
8.      Class A-8 Certificate Coupon Payment                         $0.00
ii.  Quarterly Principal                                             $0.00
1.      Class A-1 Certificate Principal Payment                      $0.00
2.      Class A-2 Certificate Principal Payment                      $0.00
3.      Class A-3 Certificate Principal Payment                      $0.00
4.      Class A-4 Certificate Principal Payment                      $0.00
5.      Class A-5 Certificate Principal Payment                      $0.00
6.      Class A-6 Certificate Principal Payment                      $0.00
7.      Class A-7 Certificate Principal Payment                      $0.00
8.      Class A-8 Certificate Principal Payment                      $0.00



8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
i.   Overcollateralization Sub-Account                        $4,846,944.15
ii.  Capital Sub-Account                                              $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
                                                           Principal Payment
                                                             per $1,000 of
 Original Principal            Principal Payment           Orig. Principal Amt.
[ A ]             		 [ B ]             	       [ B/A x 1,000]
------------------            -----------------           --------------------
i. Class A-1
          $0.00                       $0.00                       $0.000000
ii. Class A-2
          $0.00                       $0.00                       $0.000000
iii. Class A-3
          $0.00                       $0.00                       $0.000000
iv. Class A-4
          $0.00                       $0.00                       $0.000000
v. Class A-5
$176,300,487.00              $76,700,487.00                     $435.055446
vi. Class A-6
$375,000,000.00                       $0.00                       $0.000000
vii. Class A-7
$866,000,000.00                       $0.00                       $0.000000
   viii. Class A-8
   $400,000,000.00                       $0.00                       $0.000000
 -----------------            -----------------            -------------------
 $1,817,300,487.00              $76,700,487.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
                                                               Interest Payment
                                                                 per $1,000 of
  Original Principal            Interest Payment            Orig. Principal Amt.
     [ A ]                         [ B ]                    [ B/A x 1,000]
------------------            -----------------           --------------------
i. Class A-1
          $0.00                       $0.00                       $0.000000
ii. Class A-2
          $0.00                       $0.00                       $0.000000
iii. Class A-3
          $0.00                       $0.00                       $0.000000
iv. Class A-4
          $0.00                       $0.00                       $0.000000
v. Class A-5
$176,300,487.00               $2,754,695.11                      $15.625000
vi. Class A-6
$375,000,000.00               $5,925,000.00                      $15.800000
vii. Class A-7
$866,000,000.00              $13,899,300.00                      $16.050000
viii. Class A-8
$400,000,000.00               $6,480,000.00                      $16.200000
 -----------------            -----------------            -------------------
 $1,817,300,487.00              $29,058,995.11


         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate the 25th day of December, 2001.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer


         by:      /s/ Kent M. Harvey
                  ---------------------------
                  Kent M. Harvey
                  Senior Vice President-Chief Financial Officer and Treasurer