Form 10-Q
period 2002-03-31
PG&E FUNDING LLC
filed 2002-05-14
CIK 1041637

VIA EDGAR

                                       May 10, 2002


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended March 31, 2002. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

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

                 For the quarterly period ended March 31, 2002

                                      or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED BALANCE SHEETS (IN THOUSANDS)

										  March 31,             December 31,
										    2002                    2001
									        -------------           -------------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents						 $    12,900              $  12,852
     Current portion of Transition Property receivable 289,072      276,945
										  ----------             ----------
       TOTAL CURRENT ASSETS							     301,972                289,797

  NONCURRENT ASSETS:
     Restricted funds								      37,557                 42,763
     Transition Property receivable						   1,373,093              1,453,963
     Unamortized debt issuance expenses					       6,146                  6,639
										  ----------             ----------
       TOTAL NONCURRENT ASSETS						   1,416,796              1,503,365
										  ----------             ----------

       TOTAL ASSETS								  $1,718,768             $1,793,162
										  ==========             ==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

  CURRENT LIABILITIES:

     Interest payable								       1,780                  1,857
     Current portion of long-term debt						     290,000                290,000
  ----------             ----------
       TOTAL CURRENT LIABILITIES						     291,780                291,857

LONG-TERM DEBT									   1,375,663              1,450,481
  ----------             ----------

       TOTAL LIABILITIES							   1,667,443              1,742,338

  MEMBER'S EQUITY								      51,325                 50,824
										  ----------             ----------

  Commitments and Contingencies							   -                      -

       TOTAL LIABILITIES AND MEMBER'S EQUITY			$1,718,768             $1,793,162
  ==========             ==========

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.















PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

										  Three months ended March 31,
										    2002                 2001
										   ------		 ------

INCOME
------

  Income from Transition Property receivable					   $29,526              $33,940
  Interest income								       393                1,864
										   -------              -------
     TOTAL INCOME								    29,919               35,804

EXPENSES
--------

  Interest expense								    28,289               32,612
  Servicing fees								     1,088                1,269
  Administrative and general								 41                   59
										   -------              -------
     TOTAL EXPENSES								    29,418               33,940
										   -------              -------

       NET INCOME								   $   501              $ 1,864

  MEMBER'S EQUITY AT BEGINNING OF PERIOD					    50,824               46,540
										   -------              -------

  MEMBER'S EQUITY AT END OF PERIOD						   $51,325              $48,404
										   =======              =======

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

     Three months ended March 31,
      2002                  2001
										--------               --------

NET CASH PROVIDED BY OPERATING ACTIVITIES					$ 69,672               $105,171
										--------               --------

CASH FLOWS USED IN FINANCING ACTIVITIES:

  Principal payments on long-term debt					     (74,830)               (75,267)
  Net change in restricted funds							5,206                (29,059)
    ---------              ---------

NET CASH USED IN FINANCING ACTIVITIES						     (69,624)              (104,326)
   ---------              ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS						  48                    845
CASH AND CASH EQUIVALENTS AT JANUARY 1,					      12,852                 11,767
   ---------              ---------

CASH AND CASH EQUIVALENTS AT MARCH 31,					     $12,900                $12,612
   =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest							     $27,861                $32,371


The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.


Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E
Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a wholly-owned subsidiary of PG&E Corporation. Both Pacific Gas and Electric
Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to the Financial Statements included in its 2001 Annual Report on Form 10-K.

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

	   On April 11, 2001, Bankers Trust of California, N.A. (the "Trustee") informed Certificate Holders that pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of Certificate holders.

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization ("Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on December 19, 2001, February 4, 2002, March 7, 2002, and April 19, 2002. The Servicer has asserted that the Plan will have no adverse effects on it ability to perform all duties as servicer.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of the results of operations of PG&E Funding LLC is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and the Financial Statements and Notes to the Financial Statements included in PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

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

         In December 1997, PG&E Funding LLC acquired Transition Property from Pacific Gas and Electric Company and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8
(the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to twelve years. The Notes were issued pursuant to an Indenture dated December 8, 1997 between PG&E Funding LLC and Bankers Trust Company of California, N.A., as trustee (the "Indenture"). PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust
(the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

         The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property." A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission ("CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate nonbypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization Subaccount established under the Indenture, and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Certificates and cover related fees and expenses and the Overcollateralization amount described in the Financing Order.

         In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture as required, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes and the Certificates, and the rate of delinquencies and write-offs. The Servicer filed an advice letter with the CPUC, advising of an increase to the FTA Charge for residential and small commercial customers effective January 1, 2002, to offset reduced collections of FTA Charges due to the decline in sales in 2001, and the projected sales decline in 2002.

         PG&E Funding LLC uses collections of the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset
(1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property and providing administrative services to the PG&E Funding LLC.

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

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization ("Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on December 19, 2001, February 4, 2002, March 7, 2002, and April 19, 2002. The Servicer has asserted that the Plan will have no adverse effects on it ability to perform all duties as servicer.

        Income generated from the Transition Property receivable for the quarters ended March 31, 2002 and 2001 was approximately $29,526,000 and $33,940,000, respectively. The decrease reflects the declining Transition Property receivable balance.

        During the quarters ended March 31, 2002 and 2001, PG&E Funding LLC earned interest income from other investments of approximately $393,000 and $1,864,000, respectively, and had interest expense of approximately $28,289,000 and $32,612,000, respectively. The decrease in interest income in 2002 is attributable to the decrease in the average balance of restricted funds on which PG&E Funding LLC earns interest. The restricted funds decreased due to the decrease in FTA Charge collections described below. The interest expense comprises interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes.

PG&E Funding LLC also incurred servicing fees of approximately $1,088,000 and $1,269,000, and trustee, administrative, and general fees of approximately $41,000 and $59,000 for the quarters ended March 31, 2002 and 2001, respectively.

         For the quarters ended March 31, 2002 and 2001, collections of FTA Charges were approximately $98,269,000 and $137,007,000, respectively. The decrease in collections is due to a reduction in electricity usage in 2002, and the change from the Servicer remitting collections of FTA Charges on a monthly basis, to a daily basis, on January 4, 2001, which resulted in an extra month of FTA Charges of approximately $32,212,000 being remitted in the first quarter of 2001.

         Principal and interest payments on the Notes were approximately $102,691,000 and $107,638,000, with payments for servicing fees and other expenses of $1,129,000, and $1,328,000 for the quarters ended March 31, 2002 and 2001, respectively.

A shortfall of collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus of collections of FTA Charges results when collections of these charges exceed scheduled payments of principal and interest on the Notes and related expenses.

	Collections of FTA Charges resulted in a shortfall of $5,157,000 for the quarter ended March 31, 2002, and a surplus of $29,905,000 for same period in the prior year. The collections of FTA Charges are deposited in separate bank accounts which are restricted and can only be used to pay principal, interest on the Notes, and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets and amounted to $37,557,000 and $42,763,000 at March 31, 2002 and 2001, respectively. The indenture agreement for the Notes requires PG&E Funding LLC to maintain certain minimum balances of subaccounts (Overcollateralization and Capital Subaccounts) within the restricted funds that are to be used only in the event of a shortfall in collections of FTA Charges. Because FTA Charge collections for the first quarter of 2002 were not sufficient to pay required principal and interest payments on the Notes and other expenses of PG&E Funding LLC, funds in the Overcollateralization and the Capital Subaccounts were used to pay for the shortfall. At March 31, 2002, the balance in the Overcollateralization and Capital Subaccounts totaled $0 and $6,501,000, respectively. At March 31, 2002, the aggregate balance required to be maintained by the indenture in these two subaccounts was $20,570,000. No default occurs under the indenture if the balances are not maintained. However, the Servicer is required to establish the FTA Charges at a level that is projected to replenish such subaccounts to their required balances within twelve months of the effective date of any change in the FTA Charge.

As discussed previously, the Servicer filed an advice letter to increase the level of FTA Charges, effective January 1, 2002. The Note Issuer expects future collections of FTA Charges to be sufficient to cover scheduled principal and interest payments on the Notes, to cover related expenses, and to begin replenishing the Overcollateralization and the Capital Subaccount balances.

PGE&E Funding LLC monitors the level of restricted funds available to cover any possible shortfall in collections of FTA Charges, and should further shortfalls occur, the Servicer intends to make an advice filing in June 2002 to request an increase in the FTA Charge rate.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


              99.1   Quarterly Servicer's Certificate dated March 25, 2002.







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 10th day of May, 2002.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller




                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate
                      dated March 25, 2002


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

                Collection Periods: December 2001, January 2002, February 2002
                       Distribution Date: March 25, 2002

1. Collections Allocable and Aggregate Amounts Available for the Current
	Distribution Date:
     i.   Remittances for the December '00 Collection Period					$26,940,160.00
     ii.  Remittances for the January '01 Collection Period						$31,800,021.00
     iii. Remittances for the February '01 Collection Period					$35,797,483.00
     iv.  Net Earnings on Collection Account								   $418,457.98
												   -------------------
     v.   General Sub-Account Balance									$94,956,121.98
     vi   Reserve Sub-Account Balance			 $0.00
     vii. Overcollateralization Sub-Account Balance							   $955,055.85
     viii.Capital Sub-Account Balance (less $100K)							$14,405,000.00
												   -------------------
     ix.  Collection Account Balance								       $110,316,177.83

2. Outstanding Principal Balance and Collection Account Balance as of Prior
	Distribution Date:
     i.   Class A-1 Principal Balance									$0.00
     ii.  Class A-2 Principal Balance									$0.00
     iii. Class A-3 Principal Balance									$0.00
     iv.  Class A-4 Principal Balance                   $0.00
     v.   Class A-5 Principal Balance									$99,600,000.00
     vi.  Class A-6 Principal Balance								       $375,000,000.00
     vii. Class A-7 Principal Balance								       $866,000,000.00
     viii.Class A-8 Principal Balance								       $400,000,000.00
												   -------------------
     ix.  Rate Reduction Certificate Principal Balance					$1,740,600,000.00
     x.   Reserve Sub-Account Balance										  $0.00
     xi.  Overcollateralization Sub-Account Balance							    $955,055.85
     xii. Capital Sub-Account Balance									 $14,405,000.00

3. Required Funding/Payments as of Current Distribution Date:
     i.   Projected Class A-1 Certificate Balance								  $0.00
     ii.  Projected Class A-2 Certificate Balance								  $0.00
     iii. Projected Class A-3 Certificate Balance								  $0.00
     iv.  Projected Class A-4 Certificate Balance								  $0.00
     v.   Projected Class A-5 Certificate Balance       $24,770,146.00
     vi.  Projected Class A-6 Certificate Balance      $375,000,000.00
     vii. Projected Class A-7 Certificate Balance     $866,000,000.00
     viii.Projected Class A-8 Certificate Balance    $400,000,000.00
                                                  -------------------
     ix.  Projected Class A Certificate Balance $1,665,770,146.00
     x.   Required Class A-1 Coupon                                   $0.00
     xi.  Required Class A-2 Coupon                                 $0.00
     xii. Required Class A-3 Coupon                                  $0.00
     xiii.Required Class A-4 Coupon                                  $0.00
     xiv. Required Class A-5 Coupon                           $1,556,250.00
     xv.  Required Class A-6 Coupon                               $5,925,000.00
     xvi. Required Class A-7 Coupon                               $13,899,300.00
     xvii. Required Class A-8 Coupon                              $6,480,000.00
     xviii.Required Overcollateralization Funding               $5,209,569.15
     xix.  Required Capital Sub-Account Funding                    $0.00

4. Allocation of Remittances as of Current Distribution Date Pursuant
	to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees              $1,083.33
     ii.  Quarterly Servicing Fee                       $1,087,875.00
     iii. Quarterly Administration Fee                        $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)        $29,790.59
     v.   Quarterly Interest                              $27,860,550.00
          1.      Class A-1 Certificate Coupon Payment         $0.00
          2.      Class A-2 Certificate Coupon Payment          $0.00
          3.      Class A-3 Certificate Coupon Payment         $0.00
          4.      Class A-4 Certificate Coupon Payment        $0.00
          5.      Class A-5 Certificate Coupon Payment $1,556,250.00
          6.      Class A-6 Certificate Coupon Payment     $5,925,000.00
          7.      Class A-7 Certificate Coupon Payment     $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment     $6,480,000.00
     vi.  Principal Due and Payable                      $0.00
     vii. Quarterly Principal                           $74,829,854.00
          1.      Class A-1 Certificate Principal Payment $0.00
          2.      Class A-2 Certificate Principal Payment  $0.00
          3.      Class A-3 Certificate Principal Payment  $0.00
          4.      Class A-4 Certificate Principal Payment   $74,829,854.00
          5.      Class A-5 Certificate Principal Payment   $0.00
          6.      Class A-6 Certificate Principal Payment $0.00
          7.      Class A-7 Certificate Principal Payment $0.00
          8.      Class A-8 Certificate Principal Payment  $0.00
     viii.Operating Expenses (in excess of $100,000)      $0.00
     ix.  Funding of Overcollateralization Sub-Account
		(to required level)     $0.00
     x.   Funding of Capital Sub-Account (to required level)   $0.00
     xi.  Net Earnings Released to Note Issuer             $0.00
     xii. Released to Note Issuer upon Series Retirement:
		Overcollateralization Sub-Account$0.00
     xiii.Released to Note Issuer upon Series Retirement:
		Capital Sub-Account         $0.00
     xiv. Deposits to Reserve Sub-Account                          $0.00
     xv.  Released to Note Issuer upon Series Retirement:
		Collection Account          $0.00

5.  Outstanding Principal Balance and Collection Account Balance
	as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.   Class A-1 Principal Balance                        $0.00
     ii.  Class A-2 Principal Balance                      $0.00
     iii. Class A-3 Principal Balance                        $0.00
     iv.  Class A-4 Principal Balance                      $0.00
     v.   Class A-5 Principal Balance                $24,770,146.00
     vi.  Class A-6 Principal Balance                $375,000,000.00
     vii. Class A-7 Principal Balance               $866,000,000.00
     viii.Class A-8 Principal Balance                $400,000,000.00
                                                   -------------------
     ix.  Rate Reduction Certificate Principal Balance $1,665,770,146.00
     x.   Reserve Sub-Account Balance                       $0.00
     xi.  Overcollateralization Sub-Account Balance      $0.00
     xii. Capital Sub-Account Balance                    $6,482,024.91

6. Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.   Reserve Sub-Account                             $0.00
     ii.  Overcollateralization Sub-Account           $955,055.85
     iii. Capital Sub-Account                       $7,922,975.09
                                                -------------------
     iv.  Total Draws                         $8,878,030.94

7. Shortfalls In Interest and Principal Payments as of Current
	Distribution Date:
     i.   Quarterly Interest                             $0.00
          1.      Class A-1 Certificate Coupon Payment   $0.00
          2.      Class A-2 Certificate Coupon Payment   $0.00
          3.      Class A-3 Certificate Coupon Payment   $0.00
          4.      Class A-4 Certificate Coupon Payment   $0.00
          5.      Class A-5 Certificate Coupon Payment   $0.00
          6.      Class A-6 Certificate Coupon Payment    $0.00
          7.      Class A-7 Certificate Coupon Payment   $0.00
          8.      Class A-8 Certificate Coupon Payment   $0.00
     ii.  Quarterly Principal                            $0.00
          1.      Class A-1 Certificate Principal Payment $0.00
          2.      Class A-2 Certificate Principal Payment $0.00
          3.      Class A-3 Certificate Principal Payment  $0.00
          4.      Class A-4 Certificate Principal Payment $0.00
          5.      Class A-5 Certificate Principal Payment $0.00
          6.      Class A-6 Certificate Principal Payment $0.00
          7.      Class A-7 Certificate Principal Payment  $0.00
          8.      Class A-8 Certificate Principal Payment  $0.00

8. Shortfalls in Required Sub-Account Levels as of Current
	Distribution Date:
     i.   Overcollateralization Sub-Account            $6,164,625.00
     ii.  Capital Sub-Account                         $7,922,975.09

9.  Distributions of Principal per $1,000 of Original
	Principal Amount
                                                             Principal Payment
                                                              per $1,000 of
                       Original Principal Principal Payment Orig. Principal Amt.
                        [ A ]                [ B ]           [ B/A x 1,000]
                  ------------------  -----------------  --------------------
     i.   Class A-1     $0.00               $0.00                $0.000000
     ii.  Class A-2     $0.00               $0.00                $0.000000
     iii. Class A-3    $0.00                $0.00                $0.000000
     iv.  Class A-4     $0.00               $0.00                $0.000000
     v.   Class A-5  $99,600,000.00         $0.00              $751.303755
     vi.  Class A-6 $375,000,000.00         $0.00                $0.000000
     vii. Class A-7 $866,000,000.00         $0.00                $0.000000
     viii.Class A-8  $400,000,000.00        $0.00                $0.000000
                     -----------------     ---------------
                      $1,740,600,000.00   $74,829,854.00

10.  Distributions of Interest per $1,000 of Original
Principal Amount
                                                                Interest Payment
                                                                 per $1,000 of
                  Original Principal   Interest Payment  Orig. Principal Amt.
                           [ A ]                [ B ]           [ B/A x 1,000]
                  ------------------  -----------------     --------------------
     i.   Class A-1               $0.00           $0.00                $0.000000
     ii.  Class A-2                $0.00          $0.00                $0.000000
     iii. Class A-3                $0.00          $0.00                $0.000000
     iv.  Class A-4               $0.00           $0.00                $0.000000
     v.   Class A-5  $99,600,000.00    $1,556,250.00               $15.625000
     vi.  Class A-6  $375,000,000.00   $5,925,000.00               $15.800000
     vii. Class A-7  $866,000,000.00  $13,899,300.00               $16.050000
     viii.Class A-8  $400,000,000.00   $6,480,000.00               $16.200000
                         -----------------  -----------------
                      $1,740,600,000.00    $27,860,550.00

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of March, 2002.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Michael J. Donnelly
                  ---------------------------
                  Michael J. Donnelly
                  Assistant Treasurer