Form 10-Q
period 2002-06-30
PG&E FUNDING LLC
filed 2002-08-13
CIK 1041637

VIA EDGAR

                                       August 12, 2002


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended June 30, 2002. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

      Please direct any questions you may have regarding this filing to the undersigned at (415) 973-3639.



                                      Sincerely yours,

                                      Nancy Geroso





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               _________________

                                   FORM 10-Q





(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended June 30, 2002

                                      or

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


                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED BALANCE SHEETS (IN THOUSANDS)

   June 30,            December
                							    	     2002	          2001
   --------	        --------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalent					          	$    12,947		 $  12,852
     Current portion of Transition Property receivable			    289,286		   276,945
       										  --------- 		----------
       TOTAL CURRENT ASSETS							    302,233 		   289,797

NONCURRENT ASSETS:
     Restricted funds   							     43,670		    42,763
     Transition Property receivable 						  1,301,788		 1,453,963
     Unamortized debt issuance expenses					      5,652		     6,639
     										 ---------- 		----------
       TOTAL NONCURRENT ASSETS 						  1,351,110		 1,503,365
     										 ----------		----------

       TOTAL ASSETS 								 $1,653,343 		$1,793,162
       										 ==========		==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

CURRENT LIABILITIES:

     Accounts Payable and Accrued Expenses					         10		         -
     Interest payable								      1,710		     1,857
     Current portion of long-term debt 					    290,000		   290,000
     										 ---------- 		----------
       TOTAL CURRENT LIABILITIES  						    291,720 		   291,857

LONG-TERM DEBT									  1,309,815		 1,450,481
   										 ---------- 		----------

       TOTAL LIABILITIES 							  1,601,535		 1,742,338

MEMBER'S EQUITY 								     51,808		    50,824
      										 ---------- 		----------

     Commitments and Contingencies						          - 		         -

TOTAL LIABILITIES AND MEMBER'S EQUITY					 $1,653,343		$1,793,162
       										 ==========		==========

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.
















PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

    Three months ended June 30,    Six months ended June 30,
         2002 		 2001 		 2002 		 2001
 						        ------ 	------		------		------

INCOME
------

  Income from Transition Property receivable		$28,298		$32,687		$57,823		$66,627
  Interest income					    400		  1,370		    794		  3,234
  							-------		-------		-------		-------
     TOTAL INCOME 					 28,698		 34,057		 58,617		 69,861

EXPENSES
--------

  Interest expense					 27,128		 31,784		 55,417		 64,396
  Servicing fees					  1,041		  1,222		  2,129		  2,491
  Administrative and general 				     46		     47		     87 	    106
 							-------		-------		-------		-------
     TOTAL EXPENSES 					 28,215		 33,053		 57,633		 66,993
  							-------		-------		-------		-------

       NET INCOME 					$   483		$ 1,004		$   984		$ 2,868

  MEMBER'S EQUITY AT BEGINNING OF PERIOD		 51,325		 48,404		 50,824		 46,540
  							-------		-------		-------		-------

  MEMBER'S EQUITY AT END OF PERIOD			$51,808		$49,408		$51,808		$49,408
  							=======		=======		=======		=======

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.












PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


  2002             2001
For the six months ended June 30, 					--------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES 				$141,693         $161,554
--------         --------

CASH FLOWS USED IN FINANCING ACTIVITIES:

  Principal payments on long-term debt				(140,691)        (140,783)
  Net change in restricted funds 					    (907)         (19,804)
  									---------        ---------

NET CASH USED IN FINANCING ACTIVITIES					(141,598)        (160,587)
---------        ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS				      95              967
CASH AND CASH EQUIVALENTS AT JANUARY 1, 				  12,852           11,767
---------        ---------

CASH AND CASH EQUIVALENTS AT JUNE 30, 				 $12,947          $12,734
=========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest 						 $54,552          $63,583


The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.



Notes to Financial Statements
-----------------------------

A. Basis of Presentation

This Quarterly Report on Form 10-Q includes the accounts of PG&E
Funding LLC, a Delaware special purpose limited liability company, whose sole member is Pacific Gas and Electric Company, a provider of electric and natural gas services. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. Both Pacific Gas and Electric Company and PG&E Corporation are subject to the reporting requirements of the Securities Exchange Act of 1934. This quarterly report should be read in conjunction with PG&E Funding LLC's Financial Statements and Notes to the Financial Statements included in its 2001 Annual Report on Form 10-K.

         PG&E Funding LLC was formed on July 1, 1997, in order to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC Notes (the "Notes"),intended to support a ten percent electric rate reduction. This reduction, which became effective as of January 1, 1998, is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric restructuring legislation).

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from a non-bypassable charge payable by residential and small commercial electric customers. The non-bypassable charge was authorized by the California Public Utilities Commission (the "CPUC") pursuant to the electric restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust
(the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

         PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company(discussed below). PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after final maturity of the Notes on December 26, 2009.

         On April 6, 2001, Pacific Gas and Electric Company, the servicer of the Transition Property (the "Servicer"), filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Notes to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee (defined below) all amounts paid by ratepayers with respect to the Notes.

	   On April 11, 2001, Deutsche Bank National Trust Company (the "Trustee"),
formerly Bankers Trust of California, N.A., informed holders of Certificates that pursuant to Section 7.01(d) of the servicing agreement between
PG&E Funding LLC and Pacific Gas and Electric Company (the "Servicing
Agreement"), a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of holders of Certificates.

   On September 20, 2001, the Servicer and its parent company, PG&E
Corporation, jointly filed with the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on December 19, 2001, February 4, 2002, March 7, 2002, and April 19, 2002. The CPUC has proposed an alternative plan of reorganization. Disclosure statements relating to both plans have been mailed to creditors and equity interest holders to solicit acceptances or rejections of the plans. All ballots are due
August 12, 2002. Confirmation hearings are scheduled to begin on November 12, 2002. The Servicer has asserted that neither Pacific Gas and Electric Company's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.

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

         PG&E Funding LLC is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of PG&E Funding LLC, owns all of the equity securities of PG&E Funding LLC. PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be consolidated in the bankruptcy estate of Pacific Gas and Electric Company (discussed below).

         In December 1997, PG&E Funding LLC acquired Transition
Property from Pacific Gas and Electric Company and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to twelve years. The Notes were issued pursuant to an Indenture dated December 8, 1997 (the "Indenture") between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), as trustee. PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

         The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property". A financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter, establishes, among other things, separate non-bypassable charges (the "FTA Charges") payable by residential electric customers and small commercial electric customers in an aggregate amount sufficient to repay in full the Certificates, fund the Overcollateralization and Capital Subaccounts (the "Subaccounts") established under the Indenture, and pay all related costs and fees. Under the PU Code and the Financing Order, the owner of Transition Property is entitled to collect FTA Charges until such owner has received amounts sufficient to retire all outstanding series of Notes and cover related fees and expenses and the overcollateralization amount described in the Financing Order.

  In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund certain accounts established pursuant to the Indenture, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property (the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes, and the rate of delinquencies and write-offs.

  In December 2001, the Servicer filed an advice letter with the CPUC, advising of an increase to the FTA Charge for residential and small commercial customers effective January 1, 2002, to offset reduced collections of FTA Charges due to the decline in sales in 2001, and the projected sales decline in 2002. Lower electric sales and interest earned on the collection account, established pursuant to the Serving Agreement, for the period January 1, 2002 through the end of May 2002 resulted in an $8.3 million shortfall in the required level of the Subaccounts. In order to reduce this shortfall, on June 28, 2002, the Servicer filed with the CPUC a non-routine true-up mechanism advice letter to establish an additional increase in FTA Charges effective on October 1, 2002. The CPUC approved the filing on July 18, 2002.

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

         On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3, and on January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001 the Servicer began remitting collections to the Trustee on a daily basis.
Previously the Servicer remitted payments monthly.

         On April 6, 2001, the Servicer of the Transition Property filed a bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Notes to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all amounts paid by ratepayers with respect to the Notes.

  On April 11, 2001, Deutsche Bank National Trust Company (the "Trustee") informed holders of Certificates that, pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of holders of Certificates.

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on December 19, 2001, February 4, 2002, March 7, 2002, and April 19, 2002. The CPUC has proposed an alternative plan of reorganization. Disclosure statements relating to both plans have been mailed to creditors and equity interest holders to solicit acceptances or rejections of the plans. All ballots are due August 12, 2002. Confirmation hearings are scheduled to begin on November 12, 2002. The Servicer has asserted that neither Pacific Gas and Electric Company's Plan nor the CPUC's alternative plan will have an adverse effect on it ability to perform all duties as servicer.

        Income generated from the Transition Property receivable for the three and six month periods ended June 30, 2002 was approximately $28,298,000 and $57,823,000, respectively, and for the three and six month periods ended
June 30, 2001 was approximately $32,687,000 and $66,627,000, respectively.
The decrease reflects the declining Transition Property receivable balance.

        During the three months ended June 30, 2002 and 2001, PG&E Funding LLC earned interest income from other investments of approximately $400,000 and $1,370,000, respectively, and had interest expense of approximately $27,128,000 and $31,784,000, respectively. During the six months ended June 30, 2002 and 2001, PG&E Funding LLC earned interest income from other investments of approximately $794,000 and $3,234,000, respectively, and had interest expense of approximately $55,417,000 and $64,396,000, respectively. The decrease in interest income in 2002 is mainly attributable to a decrease in the average balance of restricted funds on which PG&E Funding LLC earns interest, and a decrease in the interest rate. The restricted funds decreased due to the decrease in FTA Charge collections described below. The interest expense comprises interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes.

  PG&E Funding LLC incurred servicing fees of approximately $1,041,000 and $1,222,000, and trustee, administrative, and general fees of approximately $46,000 and $47,000 for the three month periods ended June 30, 2002 and 2001, respectively. For the six month periods ended June 30, 2002 and 2001, PG&E Funding LLC incurred servicing fees of approximately $2,129,000 and $2,491,000, and trustee administrative, and general fees of approximately $87,000 and $106,000, respectively.

         For the three month periods ended June 30, 2002 and 2001, collections of FTA Charges were approximately $99,389,000 and $87,494,000, respectively. This brought year-to-date collections as of June 30, 2002, and 2001 to approximately $197,658,000 and $224,501,000, respectively. The increase in collections in the second quarter of 2002 compared to the same three month period in 2001 is due to the increase in FTA Charges for residential and small commercial customers, which became effective on January 1, 2002. The decrease in collections for the year-to-date is mainly due to a reduction in electricity usage in 2002, and the change from monthly to daily remittance of FTA Charges from the Servicer on January 8, 2001, which resulted in an extra month of FTA Charges of approximately $32,212,000 being remitted in the first quarter of 2001.

         Principal and interest payments on the Notes were approximately $92,552,000 and $96,728,000, with payment for servicing fees and other expenses of $1,077,000 and $1,269,000 for the three month periods ended
June 30, 2002 and 2001, respectively. For the six month periods ended June 30, 2002 and 2001, principal and interest payments were approximately $195,243,000 and $204,366,000, with payments for servicing fees and other expenses of $2,206,000, and $2,597,000, respectively.

A shortfall in collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus in collections of FTA Charges results when collections of these charges exceed scheduled payments of principal and interest on the Notes and related expenses. Collections of FTA Charges resulted in a surplus of $1,002,000 for the six month period ended June 30, 2002, and a surplus of $20,772,000 for same period in the prior year.

          The collections of FTA Charges are deposited in separate bank accounts, which are restricted and can only be used to pay principal, interest on the Notes, and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets and amounted to $43,670,000 at June 30, 2002 and $42,763,000 at December 31, 2001.

The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds that are to be used only in the event of a shortfall in collections of FTA Charges. Because FTA Charge collections for the first quarter of 2002 were not sufficient to pay required principal and interest payments on the Notes and other expenses of PG&E Funding LLC, funds in the Subaccounts were used to pay for the shortfall. At June 30, 2002, the balance in the Subaccounts totaled $12,641,000. At June 30, 2002, the aggregate balance required to be maintained by the Indenture in the Subaccounts was $20,932,250. No default occurs under the Indenture if the balances are not maintained. However, the Servicer is required to establish the FTA Charges at a level that is projected to replenish such Subaccounts to their required balances within twelve months of the effective date of any change in the FTA Charge. On June 28, 2002, in order to reduce the $8.3 million shortfall in the required level of the Subaccuonts, the Servicer filed with the CPUC a non-routine true-up mechanism advice letter to establish an additional increase in FTA Charges effective on October 1, 2002. The CPUC approved the filing on July 18, 2002.

PGE&E Funding LLC monitors the level of Restricted funds available to cover any possible shortfall in collections of FTA Charges. PG&E Funding LLC expects future collections of FTA Charges to be sufficient to cover scheduled principal and interest payments on the Notes, to cover related expenses, and to begin replenishing the Subaccount balances.








Forward-looking Information:
----------------------------

   This Quarterly Report on Form 10-Q, contains forward looking statements that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes, related expenses, and to begin replenishing the Subaccount balances. These statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on information currently available to management.

  	   Actual results or outcomes could differ materially as a result of Various factors, including:

?	future electricity sales levels which are affected by a variety of factors,
	including general economic and financial market conditions, weather,
		conservation efforts, and outages, and

?	updated assumptions by the Servicer as to future expenses relating to the
Transition Property, the Notes, and the rate of delinquencies and write-offs.








                                    PART II

                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     The Quarterly Servicer's Certificate dated June 25, 2002 attached as
Exhibit 99.1 hereto includes certain additional information regarding collections of FTA Charges.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


99.1   Quarterly Servicer's Certificate dated June 25, 2002.


     (b) Exhibits required to be filed by Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certifications of the Chief Executive Officer and the
	Chief Financial Officer of PG&E Funding LLC required by
       Section 906 of the Sarbanes-Oxley Act of 2002.







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 12 day of August, 2002.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller
					(duly authorized officer and
 chief accounting officer)





                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate, dated June 25, 2002


99.2	Certifications of the Chief Executive Officer and the Chief
Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002


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

                Collection Periods: March 2002, April 2002, May 2002
                       Distribution Date: June 25, 2002

1.	Collections Allocable and Aggregate Amounts Available for the Current
	Distribution Date:
	     i.   Remittances for the March '02 Collection Period				$33,846,330.00
	     ii.  Remittances for the April '02 Collection Period				$33,043,398.00
	     iii. Remittances for the May '02 Collection Period				$32,563,035.00
	     iv.  Net Earnings on Collection Account						   $346,224.01
	                  								   -------------------
	     v.   General Sub-Account Balance							$99,798,987.01
	     vi   Reserve Sub-Account Balance 	 $0.00
	     vii. Overcollateralization Sub-Account Balance					         $0.00
	     viii.Capital Sub-Account Balance (less $100K)					 $6,482,024.91
	          									   -------------------
	     ix.  Collection Account Balance						       $106,281,011.92

2.	Outstanding Principal Balance and Collection Account Balance as of Prior
	Distribution Date:
	     i.   Class A-1 Principal Balance							          $0.00
	     ii.  Class A-2 Principal Balance							          $0.00
	     iii. Class A-3 Principal Balance							          $0.00
	     iv.  Class A-4 Principal Balance							          $0.00
	     v.   Class A-5 Principal Balance							 $24,770,146.00
	     vi.  Class A-6 Principal Balance							$375,000,000.00
	     vii. Class A-7 Principal Balance 						$866,000,000.00
	     viii.Class A-8 Principal Balance							$400,000,000.00
	     										    -------------------
	    ix.  Rate Reduction Certificate Principal Balance			      $1,665,770,146.00
	     x.   Reserve Sub-Account Balance							          $0.00
	xi.  Overcollateralization Sub-Account Balance					          $0.00
	xii. Capital Sub-Account Balance							  $6,482,024.91

	3. Required Funding/Payments as of Current Distribution Date:
	     i.   Projected Class A-1 Certificate Balance						  $0.00
	     ii.  Projected Class A-2 Certificate Balance						  $0.00
	     iii. Projected Class A-3 Certificate Balance						  $0.00
	     iv.  Projected Class A-4 Certificate Balance						  $0.00
	     v.   Projected Class A-5 Certificate Balance						  $0.00
	     vi.  Projected Class A-6 Certificate Balance					$333,909,318.00
	     vii. Projected Class A-7 Certificate Balance					$866,000,000.00
	     viii.Projected Class A-8 Certificate Balance					$400,000,000.00
	     										    -------------------
	     ix.  Projected Class A Certificate Balance 				     $1,599,909,318.00
	     x.   Required Class A-1 Coupon 								  $0.00
	     xi.  Required Class A-2 Coupon								  $0.00
	     xii. Required Class A-3 Coupon								  $0.00
	     xiii.Required Class A-4 Coupon 								  $0.00
	     xiv. Required Class A-5 Coupon							    $387,033.53
	     xv.  Required Class A-6 Coupon 							  $5,925,000.00
	     xvi. Required Class A-7 Coupon							 $13,899,300.00
	     xvii. Required Class A-8 Coupon							  $6,480,000.00
	     xviii.Required Overcollateralization Funding					  $6,527,250.00
	     xix.  Required Capital Sub-Account Funding					  $7,922,975.09



3.	Allocation of Remittances as of Current Distribution Date Pursuant
to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees				      $1,083.33
     ii.  Quarterly Servicing Fee							  $1,041,106.34
     iii. Quarterly Administration Fee 						     $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)				     $10,278.74
     v.   Quarterly Interest 								 $26,691,333.53
          1.      Class A-1 Certificate Coupon Payment 				          $0.00
          2.      Class A-2 Certificate Coupon Payment				          $0.00
          3.      Class A-3 Certificate Coupon Payment				          $0.00
          4.      Class A-4 Certificate Coupon Payment				          $0.00
          5.      Class A-5 Certificate Coupon Payment				    $387,033.53
          6.      Class A-6 Certificate Coupon Payment				  $5,925,000.00
          7.      Class A-7 Certificate Coupon Payment				 $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment				  $6,480,000.00
     vi.  Principal Due and Payable							          $0.00
     vii. Quarterly Principal 							 $65,860,828.00
          1.      Class A-1 Certificate Principal Payment				          $0.00
          2.      Class A-2 Certificate Principal Payment				          $0.00
          3.      Class A-3 Certificate Principal Payment				          $0.00
          4.      Class A-4 Certificate Principal Payment				          $0.00
          5.      Class A-5 Certificate Principal Payment				 $24,770,146.00
          6.      Class A-6 Certificate Principal Payment				 $41,090,682.00
          7.      Class A-7 Certificate Principal Payment				          $0.00
          8.      Class A-8 Certificate Principal Payment				          $0.00
     viii.Operating Expenses (in excess of $100,000)					     $10,278.74
ix.	Funding of Overcollateralization Sub-Account
(to required level)							  $6,159,078.33
     x.   Funding of Capital Sub-Account (to required level)			          $0.00
     xi.  Net Earnings Released to Note Issuer					          $0.00
     xii. Released to Note Issuer upon Series Retirement:
   	Overcollateralization Sub-Account				  	          $0.00
     xiii.Released to Note Issuer upon Series Retirement:
   	Capital Sub-Account							          $0.00
     xiv. Deposits to Reserve Sub-Account						          $0.00
xv.  Released to Note Issuer upon Series Retirement:
   	Collection Account							          $0.00

5. 	Outstanding Principal Balance and Collection Account Balance
	as of current distribution date:
	   (after giving effect to payments to be made on such distribution date):
	     i.   Class A-1 Principal Balance							          $0.00
	     ii.  Class A-2 Principal Balance							          $0.00
	     iii. Class A-3 Principal Balance							          $0.00
	     iv.  Class A-4 Principal Balance							          $0.00
	     v.   Class A-5 Principal Balance							          $0.00
	     vi.  Class A-6 Principal Balance							$333,909,318.00
	     vii. Class A-7 Principal Balance							$866,000,000.00
	     viii.Class A-8 Principal Balance							$400,000,000.00
	    										    -------------------
	    ix.  Rate Reduction Certificate Principal Balance			      $1,599,909,318.00
	     x.   Reserve Sub-Account Balance							          $0.00
	     xi.  Overcollateralization Sub-Account Balance					  $6,159,078.33
	     xii. Capital Sub-Account Balance							  $6,482,024.91

6. 	Sub-Account Draws as of Current Distribution Date (if applicable,
	pursuant to Section 8.02(e) of Indenture):
	     i.   Reserve Sub-Account								          $0.00
	     ii.  Overcollateralization Sub-Account						          $0.00
	     iii. Capital Sub-Account								          $0.00
	     										    -------------------
	     iv.  Total Draws									          $0.00

7. 	Shortfalls In Interest and Principal Payments as of Current
Distribution Date:
     i.   Quarterly Interest								          $0.00
          1.      Class A-1 Certificate Coupon Payment				          $0.00
          2.      Class A-2 Certificate Coupon Payment				          $0.00
          3.      Class A-3 Certificate Coupon Payment				          $0.00
          4.      Class A-4 Certificate Coupon Payment				          $0.00
          5.      Class A-5 Certificate Coupon Payment				          $0.00
          6.      Class A-6 Certificate Coupon Payment				          $0.00
          7.      Class A-7 Certificate Coupon Payment				          $0.00
          8.      Class A-8 Certificate Coupon Payment				          $0.00
     ii.  Quarterly Principal								          $0.00
          1.      Class A-1 Certificate Principal Payment				          $0.00
          2.      Class A-2 Certificate Principal Payment				          $0.00
          3.      Class A-3 Certificate Principal Payment				          $0.00
          4.      Class A-4 Certificate Principal Payment				          $0.00
          5.      Class A-5 Certificate Principal Payment				          $0.00
          6.      Class A-6 Certificate Principal Payment				          $0.00
          7.      Class A-7 Certificate Principal Payment				          $0.00
          8.      Class A-8 Certificate Principal Payment				          $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.   Overcollateralization Sub-Account						    $368,171.67
     ii.  Capital Sub-Account								  $7,922,975.09

9.  Distributions of Principal per $1,000 of Original Principal Amount
    												   Principal Payment
  												     per $1,000 of
    Original Principal		    Principal Payment		  Orig. Principal Amt.
   [ A ]			  [ B ]			     [ B/A x 1,000]
				------------------		-----------------		--------------------
     i.   Class A-1			          $0.00	               $0.00			     $0.000000
     ii.  Class A-2			          $0.00	               $0.00			     $0.000000
     iii. Class A-3			          $0.00	               $0.00			     $0.000000
     iv.  Class A-4			          $0.00	               $0.00			     $0.000000
     v.   Class A-5			 $24,770,146.00	      $24,770,146.00			 $1,000.000000
     vi.  Class A-6			$375,000,000.00	      $41,090,682.00			   $109.575152
     vii. Class A-7			$866,000,000.00	               $0.00			     $0.000000
     viii.Class A-8			$400,000,000.00	               $0.00			     $0.000000
				-----------------            -----------------
 				     $1,665,770,146.00		      $65,860,828.00

10.  Distributions of Interest per $1,000 of Original Principal Amount
 												   Interest Payment
  												     per $1,000 of
    Original Principal		    Interest Payment		  Orig. Principal Amt.
  [ A ]				  [ B ]			     [ B/A x 1,000]
 				------------------		-----------------		--------------------
     i.   Class A-1			          $0.00		         $0.00			     $0.000000
     ii.  Class A-2			          $0.00		         $0.00			     $0.000000
     iii. Class A-3			          $0.00		         $0.00			     $0.000000
     iv.  Class A-4			          $0.00		         $0.00			     $0.000000
     v.   Class A-5			 $24,770,146.00		$387,033.53.00			    $15.625000
     vi.  Class A-6			$375,000,000.00		 $5,925,000.00			    $15.800000
     vii. Class A-7			$866,000,000.00		$13,899,300.00			    $16.050000
     viii.Class A-8			$400,000,000.00		$6,480,000.00			$16.200000
				-----------------		-----------------
    				     $1,665,770,146.00			$26,691,333.53

         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of June, 2002.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Michael J. Donnelly
                  ---------------------------
                  Michael J. Donnelly
                  Assistant Treasurer































Exhibit 99.2

  PG&E FUNDING LLC
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
     PURSANT TO 18 U.S.C. SECTION 1350



		In connection with the accompanying Quarterly Report on Form 10-Q of PG&E Funding LLC for the quarter ended June 30, 2002, I,
Kent M. Harvey, Chairman and President of PG&E Funding LLC, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)	such Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
		fully complies with the requirements of section 13(a) or 15(d) of the
		Securities Exchange Act of 1934; and

(2)	the information contained in such Quarterly Report on Form 10-Q for the
	quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of PG&E Funding LLC.











	August 12, 2002					KENT M. HARVEY
								Kent M. Harvey
								Chairman and President


































PG&E FUNDING LLC
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSANT TO 18 U.S.C. SECTION 1350



		In connection with the accompanying Quarterly Report on Form 10-Q of PG&E Funding LLC for the quarter ended June 30, 2002, I, Michael J. Donnelly, Treasurer of PG&E Funding LLC, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)		 such Quarterly Report on Form 10-Q for the quarter ended June 30, 2002
		 fully complies with the requirements of section 13(a) or 15(d) of the
		 Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for
	 the quarter ended June 30, 2002 fairly presents, in all material respects,
	 the financial condition and results of operations of PG&E Funding LLC.











	August 12, 2002					MICHAEL J. DONNELLY
								Michael J. Donnelly
								Treasurer