Form 10-Q
period 2002-09-30
PG&E FUNDING LLC
filed 2002-11-14
CIK 1041637

November 13, 2002


United States Securities
and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


                Re:    Report on Form 10-Q of PG&E Funding LLC
                       Commission File No.  333-30715
                       ---------------------------------------

Ladies and Gentlemen,

      On behalf of PG&E Funding LLC (the "Company"), enclosed is a Report on Form 10-Q for the period ended September 30, 2002. Because the Company meets the conditions set forth in General Instruction H 1(a) and (b) of Form 10-Q, the Company is filing this form with the reduced disclosure format.

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

                 For the quarterly period ended September 30, 2002

                                      or

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


                                     PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED BALANCE SHEETS (IN THOUSANDS)

									September 30,         December 31,
                							    2002	          2001
  									  --------	        --------

ASSETS
------

CURRENT ASSETS:

     Cash and cash equivalents					       	$    13,762		 $  12,852
     Current portion of Transition Property receivable			    286,630		   276,945
       									  --------- 		----------
       TOTAL CURRENT ASSETS						    300,392 		   289,797

NONCURRENT ASSETS:
     Restricted funds   						     57,040		    42,763
     Transition Property receivable 					  1,218,178		 1,453,963
     Unamortized debt issuance expenses					      5,264		     6,639
     									 ---------- 		----------
       TOTAL NONCURRENT ASSETS 						  1,280,482		 1,503,365
     									 ----------		----------

       TOTAL ASSETS 							 $1,580,874 		$1,793,162
       									 ==========		==========

LIABILITIES AND MEMBER'S EQUITY
---------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses				          3		         -
     Interest payable							      1,634		     1,857
     Current portion of long-term debt 					    290,000		   290,000
     									 ---------- 		----------
       TOTAL CURRENT LIABILITIES  					    291,637 		   291,857

LONG-TERM DEBT								  1,237,106		 1,450,481
   									 ---------- 		----------

       TOTAL LIABILITIES 						  1,528,743		 1,742,338

MEMBER'S EQUITY 							     52,131		    50,824
      									 ---------- 		----------

     Commitments and Contingencies					          - 		         -

TOTAL LIABILITIES AND MEMBER'S EQUITY					 $1,580,874		$1,793,162
       									 ==========		==========

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.















PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

					   Three months ended September 30,    Nine months ended September 30,
         					 2002 		 2001 		 2002 		 2001
 						------ 		------		------		------

INCOME
------

  Income from Transition Property receivable	$26,902 	$31,653		$84,725		$ 98,280
  Interest income				    441	          1,117		  1,235		   4,352
  						-------		-------		-------		--------
     TOTAL INCOME 				 27,343		 32,770		 85,960		 102,632

EXPENSES
--------

  Interest expense				 25,977		 30,624		 81,394		  95,019
  Servicing fees				  1,000		  1,181		  3,129		   3,673
  Administrative and general 			     43	     	     53		    130      	     160
 						-------		-------		-------		--------
     TOTAL EXPENSES 				 27,020	  	 31,858		 84,653		  98,852
  						-------		-------		-------		--------

       NET INCOME 				$   323	        $   912		$ 1,307		$  3,780

  MEMBER'S EQUITY AT BEGINNING OF PERIOD	 51,808		 49,408		 50,824		  46,540
  						-------		-------		-------		--------

  MEMBER'S EQUITY AT END OF PERIOD		$52,131		$50,320		$52,131		$ 50,320
  						=======		=======		=======		========

The accompanying Notes to the Condensed Financial Statements are an integral part of this statement.











PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


 									  2002             2001
For the nine months ended September 30, 				--------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES 				$228,597         $222,405
									--------         --------

CASH FLOWS USED IN FINANCING ACTIVITIES:

  Principal payments on long-term debt					(213,410)        (213,400)
  Net change in restricted funds 					 (14,277)          (7,951)
  									---------        ---------

NET CASH USED IN FINANCING ACTIVITIES					(227,687)        (221,351)
									---------        ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS				      	     910            1,054
CASH AND CASH EQUIVALENTS AT JANUARY 1	 				  12,852           11,767
									---------        ---------

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 				 $13,762          $12,821
									=========        =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest 						 $80,207          $93,776


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

         PG&E Funding LLC was organized for the limited purposes of issuing the Notes and purchasing Transition Property. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from non-bypassable charges payable by residential and small commercial electric customers (the "FTA Charges").
The FTA Charges were authorized by the California Public Utilities Commission (the "CPUC") pursuant to the electric restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

         The collections of FTA Charges are held by the Trustee in separate bank accounts, which are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets and amounted to $57,040,000 at September 30, 2002 and $42,763,000 at December 31, 2001.

         PG&E Funding LLC is restricted by its organizational documents from engaging in any other activities. In addition, PG&E Funding LLC's organizational documents require it to operate in such a manner that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company (discussed below). PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation, and the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after final maturity of the Notes on December 26, 2009.

         On April 6, 2001, Pacific Gas and Electric Company, the servicer of the Transition Property (the "Servicer"), filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Notes to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee (explained below) all amounts paid by ratepayers with respect to the Notes.

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

   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court for the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Creditor voting on the plans concluded on August 12, 2002 and on September 9, 2002, the voting results were filed with the Bankruptcy Court. Confirmation hearings on the plans are scheduled to begin on November 18, 2002.

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

OVERVIEW

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

         PG&E Funding LLC is a special purpose, single member limited liability company organized in July 1997 for the limited purposes of holding and servicing the Transition Property (as described below), issuing notes secured primarily by the Transition Property and performing related activities. Pacific Gas and Electric Company, as the sole member of PG&E Funding LLC, owns all of the equity securities of PG&E Funding LLC. PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be consolidated into the bankruptcy estate of Pacific Gas and Electric Company (discussed below).

         In December 1997, PG&E Funding LLC acquired Transition
Property from Pacific Gas and Electric Company and issued $2,901,000,000 in principal amount of the PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes"), with scheduled maturities ranging from ten months to ten years and final maturities ranging from two to twelve years. The Notes were issued pursuant to an Indenture dated December 8, 1997 (the "Indenture") between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), the "Trustee". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"), which issued certificates corresponding to each class of Notes (the "Certificates") in a public offering. PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company pursuant to which Pacific Gas and Electric Company is required to service the Transition Property on behalf of PG&E Funding LLC.

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

  In order to enhance the likelihood that actual collections with respect to the Transition Property are neither more nor less than the amount necessary to amortize the Notes in accordance with their expected amortization schedules, pay all related fees and expenses, and fund the Subaccounts, the Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property (the "Servicer"), to seek, and the Financing Order and the PU Code require the CPUC to approve, periodic adjustments to the FTA Charges. Such adjustments will be based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers, future expenses relating to the Transition Property, the Notes, and the rate of delinquencies and write-offs.

  In December 2001, the Servicer filed an advice letter with the CPUC, advising of an increase to the FTA Charges for residential and small commercial customers effective January 1, 2002, to offset reduced collections of FTA Charges due to the decline in sales in 2001, and the projected sales decline in 2002. Lower electric sales and interest earned on the collection account, established pursuant to the Serving Agreement, for the period January 1, 2002 through the end of May 2002 resulted in an $8.3 million shortfall in the required level of the Subaccounts. In order to reduce this shortfall, on June 28, 2002, the Servicer filed with the CPUC a non-routine true-up mechanism advice letter to establish an additional increase in FTA Charges effective on October 1, 2002. The CPUC approved the filing on July 18, 2002.

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

         On April 6, 2001, the Servicer of the Transition Property filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. PG&E Funding LLC does not expect payments on the Notes to be affected by the filing. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all amounts paid by ratepayers with respect to the Notes.

  On April 11, 2001, the Trustee informed holders of Certificates that, pursuant to Section 7.01(d) of the Servicing Agreement, a servicer default had occurred as a result of the commencement of bankruptcy proceedings. The Trustee indicated that it did not intend to pursue any remedies without the written request of the requisite number of holders of Certificates.

	   On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Creditor voting on the plans concluded on August 12, 2002 and on September 9, 2002, the voting results were filed with the Bankruptcy Court. Confirmation hearings on the plans are scheduled to begin on November 18, 2002. The Servicer has asserted that neither the Servicer's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.


RESULTS OF OPERATIONS

        Income generated from the Transition Property receivable for the three and nine month periods ended September 30, 2002 was approximately $26,902,000 and $84,725,000, respectively, and for the three and nine month periods ended September 30, 2001 was approximately $31,653,000 and $98,280,000, respectively. The decrease reflects the declining Transition Property receivable balance.

        During the three months ended September 30, 2002 and 2001, PG&E Funding LLC earned interest income from other investments of approximately $441,000 and $1,117,000, respectively. For the nine months ended September 30, 2002 and 2001, PG&E Funding LLC earned interest income from other investments of approximately $1,235,000 and $4,352,000, respectively. The decrease in interest income in 2002 is mainly attributable to a decrease in the average balance of restricted funds on which PG&E Funding LLC earns interest, and a decrease in the average interest rate. The restricted funds average balance decreased due to the decrease in FTA Charges collected described below.

        During the three months ended September 30, 2002 and 2001, PG&E Funding LLC had interest expense of approximately $25,977,000 and $30,624,000, respectively. For the nine months ended September 30, 2002 and 2001, PG&E Funding LLC had interest expense of approximately $81,394,000 and $95,019,000, respectively. Interest expense is comprised of interest on the Notes, and amortization of the Note discount and issuance costs. The decrease in interest expense is due to the declining balance of the Notes.

  PG&E Funding LLC incurred servicing fees of approximately $1,000,000 and $1,181,000, and trustee, administrative, and general fees of approximately $43,000 and $53,000 for the three month periods ended September 30, 2002 and 2001, respectively. For the nine month periods ended September 30, 2002 and 2001, PG&E Funding LLC incurred servicing fees of approximately $3,129,000 and $3,673,000, and trustee administrative, and general fees of approximately $130,000 and $160,000, respectively. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2002 is due to the declining balance of the Notes.


LIQUIDITY AND FINANCIAL RESOURCES

          Collections of FTA Charges for the three month periods ended September 30, 2002 and 2001, were approximately $113,168,000 and $91,157,000, respectively. The increase in collections in 2002 is due to an increase in FTA Charges for residential and small commercial customers, which became effective on January 1, 2002 (see discussion above). For the nine month period ended September 30, 2002, collections of FTA Charges were approximately $310,825,000 and $315,658,000, respectively. The decrease in collections in 2002 is mainly due to the change from monthly to daily remittance of FTA Charges from the Servicer on January 8, 2001, which resulted in an extra month of FTA Charges of approximately $32,212,000 being remitted in the first quarter of 2001.
Other factors affecting collections of FTA Charges were a reduction in electricity usage in 2002 and an increase in FTA Charges effective January
1, 2002 (discussed above).

         Principal and interest payments on the Notes were approximately $98,374,000 and $102,810,000, with payment for servicing fees and other expenses of $1,050,000 and $1,234,000 for the three month periods ended September 30, 2002 and 2001, respectively. For the nine month periods ended September 30, 2002 and 2001, principal and interest payments were approximately $293,617,000 and $307,176,000, with payments for servicing fees and other expenses of $3,256,000, and $3,833,000, respectively.

FTA CHARGES AND RESTRICTED FUNDS

	  A shortfall in collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus in collections of FTA Charges results when collections of these charges exceed scheduled payments of principal and interest on the Notes and related expenses. Collections of FTA Charges resulted in a surplus of $15,187,000 for the nine month period ended September 30, 2002, and a surplus of $9,001,000 for the same period in the prior year.

          The collections of FTA Charges are held by the Trustee in separate bank accounts, which are restricted and can only be used to pay principal, interest on the Notes, and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets and amounted to $57,040,000 at September 30, 2002 and $42,763,000 at December 31, 2001.

          The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds, which are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is to take reasonable actions to establish the FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in the FTA Charges.
As of September 30, 2002,the balances in the Subaccounts are fully funded as required by the Indenture.

	  PG&E Funding LLC monitors the level of Restricted funds available to cover any possible shortfall in collections of FTA Charges. PG&E Funding LLC expects future collections of FTA Charges to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses.


Forward-looking Information:
----------------------------

   This Quarterly Report on Form 10-Q contains forward looking statements that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes, and related expenses. These statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on information currently available to management.

  	   Actual results or outcomes could differ materially as a result of various factors, including:

* future electricity sales levels, which are affected by a variety of factors, including general economic and financial market conditions, weather,
	conservation efforts, and outages, and

* updated assumptions by the Servicer as to future expenses relating to the Transition Property, the Notes, and the rate of delinquencies and write-offs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Omitted with respect to the Note Issuer pursuant to Instructions H 1(A) and (B) of Form 10-Q. Not applicable to the Trust.



ITEM 4.  CONTROLS AND PROCEDURES.

          Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted on October 21, 2002, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

          There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

          The Quarterly Servicer's Certificate dated September 25, 2002, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be filed by Item 601 of Regulation S-K:


99.1   Quarterly Servicer's Certificate dated September 25, 2002.


      (b) Exhibits required to be filed by Section 906 of the Sarbanes-Oxley Act of 2002:

99.2 Certifications of the Chief Executive Officer and the
	Chief Financial Officer of PG&E Funding LLC required by
       Section 906 of the Sarbanes-Oxley Act of 2002.





                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this the 13th day of November, 2002.

                              PG&E FUNDING LLC, as Registrant



                              By  /s/ DINYAR B. MISTRY
                                  -----------------------------
                                  Dinyar B. Mistry, Controller
					(duly authorized officer and
 chief accounting officer)


I, Kent M. Harvey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PG&E Funding LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue
		statement of a material fact or omit to state a material fact necessary
		to make the statements made, in light of the circumstances under which
		such statements were made, not misleading with respect to the period
		covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for
		establishing and maintaining disclosure controls and procedures (as
		defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant
		and we have:

* designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

* evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

* presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

* all significant deficiencies in the design or operation of internal controls which could and adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

* any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002



				KENT M. HARVEY
								Kent M. Harvey
								Chairman and President


I, Michael J. Donnelly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PG&E Funding LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue
		statement of a material fact or omit to state a material fact necessary
		to make the statements made, in light of the circumstances under which
		such statements were made, not misleading with respect to the period
		covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

* designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

* evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

* presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

* all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

* any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this
	quarterly report whether or not there were significant changes in internal
	controls or in other factors that could significantly affect internal
	controls subsequent to the date of our most recent evaluation, including
	any corrective actions with regard to significant deficiencies and material
	weaknesses.


Date: November 13, 2002



								MICHAEL J. DONNELLY
								Michael J. Donnelly
								Treasurer

                                  INDEX TO EXHIBITS


Exhibit Number        Description
--------------        -----------

99.1                  Quarterly Servicer's Certificate, dated September
		      25, 2002.


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

                Collection Periods: June 2002, July 2002, August 2002
                       Distribution Date: September 25, 2002

1. Collections Allocable and Aggregate Amounts Available for the Current
Distribution Date:
     i.   Remittances for the June '02 Collection Period				 $33,252,976.00
     ii.  Remittances for the July '02 Collection Period				 $36,249,330.00
     iii. Remittances for the August '02 Collection Period				 $40,605,582.00
     iv.  Net Earnings on Collection Account						    $383,538.91
                  								    -------------------
     v.   General Sub-Account Balance							$110,491,426.91
     vi   Reserve Sub-Account Balance 	   $0.00
     vii. Overcollateralization Sub-Account Balance					  $6,159,078.33
     viii.Capital Sub-Account Balance (less $100K)					  $6,482,024.91
          									    -------------------
     ix.  Collection Account Balance						       $106,281,011.92

2. Outstanding Principal Balance and Collection Account Balance as of Prior
Distribution Date:
     i.   Class A-1 Principal Balance							          $0.00
     ii.  Class A-2 Principal Balance							          $0.00
     iii. Class A-3 Principal Balance							          $0.00
     iv.  Class A-4 Principal Balance							          $0.00
     v.   Class A-5 Principal Balance							          $0.00
     vi.  Class A-6 Principal Balance							$333,909,318.00
     vii. Class A-7 Principal Balance 						$866,000,000.00
     viii.Class A-8 Principal Balance							$400,000,000.00
     										    -------------------
     ix.  Rate Reduction Certificate Principal Balance			     $1,599,909,318.00
     x.   Reserve Sub-Account Balance							          $0.00
xi.  Overcollateralization Sub-Account Balance					  $6,159,078.33
xii. Capital Sub-Account Balance							  $6,482,024.91

3. Required Funding/Payments as of Current Distribution Date:
     i.   Projected Class A-1 Certificate Balance						  $0.00
     ii.  Projected Class A-2 Certificate Balance						  $0.00
     iii. Projected Class A-3 Certificate Balance						  $0.00
     iv.  Projected Class A-4 Certificate Balance						  $0.00
     v.   Projected Class A-5 Certificate Balance						  $0.00
     vi.  Projected Class A-6 Certificate Balance					$261,190,055.00
     vii. Projected Class A-7 Certificate Balance					$866,000,000.00
     viii.Projected Class A-8 Certificate Balance					$400,000,000.00
     										    -------------------
     ix.  Projected Class A Certificate Balance 				     $1,527,190,055.00
     x.   Required Class A-1 Coupon 								  $0.00
     xi.  Required Class A-2 Coupon								  $0.00
     xii. Required Class A-3 Coupon								  $0.00
     xiii.Required Class A-4 Coupon 								  $0.00
     xiv. Required Class A-5 Coupon								  $0.00
     xv.  Required Class A-6 Coupon 							  $5,275,767.22
     xvi. Required Class A-7 Coupon							 $13,899,300.00
     xvii. Required Class A-8 Coupon							  $6,480,000.00
     xviii.Required Overcollateralization Funding					    $730,796.67
     xix.  Required Capital Sub-Account Funding					  $7,922,975.09



3. Allocation of Remittances as of Current Distribution Date Pursuant
to 8.02(d) of Indenture:
     i.   Note, Delaware and Certificate Trustee Fees				      $1,083.33
     ii.  Quarterly Servicing Fee							    $999,943.32
     iii. Quarterly Administration Fee 						     $25,000.00
     iv.  Operating Expenses (subject to $100,000 cap)				     $26,731.39
     v.   Quarterly Interest 								 $25,655,067.22
          1.      Class A-1 Certificate Coupon Payment 				          $0.00
          2.      Class A-2 Certificate Coupon Payment				          $0.00
          3.      Class A-3 Certificate Coupon Payment				          $0.00
          4.      Class A-4 Certificate Coupon Payment				          $0.00
          5.      Class A-5 Certificate Coupon Payment				          $0.00
          6.      Class A-6 Certificate Coupon Payment				  $5,275,767.22
          7.      Class A-7 Certificate Coupon Payment				 $13,899,300.00
          8.      Class A-8 Certificate Coupon Payment				  $6,480,000.00
     vi.  Principal Due and Payable							          $0.00
     vii. Quarterly Principal 							 $72,719,263.00
          1.      Class A-1 Certificate Principal Payment				          $0.00
          2.      Class A-2 Certificate Principal Payment				          $0.00
          3.      Class A-3 Certificate Principal Payment				          $0.00
          4.      Class A-4 Certificate Principal Payment				          $0.00
          5.      Class A-5 Certificate Principal Payment				          $0.00
          6.      Class A-6 Certificate Principal Payment				 $72,719,263.00
          7.      Class A-7 Certificate Principal Payment				          $0.00
          8.      Class A-8 Certificate Principal Payment				          $0.00
     viii.Operating Expenses (in excess of $100,000)					          $0.00
ix. Funding of Overcollateralization Sub-Account
(to required level)							    $730,796.67
     x.   Funding of Capital Sub-Account (to required level)			  $7,922,975.09
     xi.  Net Earnings Released to Note Issuer					    $383,538.91
     xii. Released to Note Issuer upon Series Retirement:
   	Overcollateralization Sub-Account				  	          $0.00
     xiii.Released to Note Issuer upon Series Retirement:
   	Capital Sub-Account							          $0.00
     xiv. Deposits to Reserve Sub-Account						  $2,027,027.97
xv.  Released to Note Issuer upon Series Retirement:
   	Collection Account							          $0.00

5.  Outstanding Principal Balance and Collection Account Balance
as of current distribution date:
   (after giving effect to payments to be made on such distribution date):
     i.   Class A-1 Principal Balance							          $0.00
     ii.  Class A-2 Principal Balance							          $0.00
     iii. Class A-3 Principal Balance							          $0.00
     iv.  Class A-4 Principal Balance							          $0.00
     v.   Class A-5 Principal Balance							          $0.00
     vi.  Class A-6 Principal Balance							$261,190,055.00
     vii. Class A-7 Principal Balance							$866,000,000.00
     viii.Class A-8 Principal Balance							$400,000,000.00
    										    -------------------
     ix.  Rate Reduction Certificate Principal Balance			     $1,527,190,055.00
     x.   Reserve Sub-Account Balance							  $2,027,027.97
     xi.  Overcollateralization Sub-Account Balance					  $6,889,875.00
     xii. Capital Sub-Account Balance							 $14,405,000.00

6.  Sub-Account Draws as of Current Distribution Date (if applicable, pursuant to Section 8.02(e) of Indenture):
     i.   Reserve Sub-Account								          $0.00
     ii.  Overcollateralization Sub-Account						          $0.00
     iii. Capital Sub-Account								          $0.00
     										    -------------------
     iv.  Total Draws									          $0.00

7.  Shortfalls In Interest and Principal Payments as of Current
Distribution Date:
     i.   Quarterly Interest								          $0.00
          1.      Class A-1 Certificate Coupon Payment				          $0.00
          2.      Class A-2 Certificate Coupon Payment				          $0.00
          3.      Class A-3 Certificate Coupon Payment				          $0.00
          4.      Class A-4 Certificate Coupon Payment				          $0.00
          5.      Class A-5 Certificate Coupon Payment				          $0.00
          6.      Class A-6 Certificate Coupon Payment				          $0.00
          7.      Class A-7 Certificate Coupon Payment				          $0.00
          8.      Class A-8 Certificate Coupon Payment				          $0.00
     ii.  Quarterly Principal								          $0.00
          1.      Class A-1 Certificate Principal Payment				          $0.00
          2.      Class A-2 Certificate Principal Payment				          $0.00
          3.      Class A-3 Certificate Principal Payment				          $0.00
          4.      Class A-4 Certificate Principal Payment				          $0.00
          5.      Class A-5 Certificate Principal Payment				          $0.00
          6.      Class A-6 Certificate Principal Payment				          $0.00
          7.      Class A-7 Certificate Principal Payment				          $0.00
          8.      Class A-8 Certificate Principal Payment				          $0.00

8. Shortfalls in Required Sub-Account Levels as of Current Distribution Date:
     i.   Overcollateralization Sub-Account						    	  $0.00
     ii.  Capital Sub-Account								  	  $0.00

9.  Distributions of Principal per $1,000 of Original Principal Amount
    											  Principal Payment
  								      Per $1,000
Original Principal  Outstanding Balance  Principal Payment  Orig. Principal Amt.
      [ A ]		   [ B ]	         [ C ]	      	   [ C/A x 1,000]
------------------  -------------------   -----------------  -------------------
     i.   Class A-1		  $0.00			   $0.00		 $0.00		$0.000000
     ii.  Class A-2		  $0.00			   $0.00		 $0.00		$0.000000
     iii. Class A-3		  $0.00			   $0.00		 $0.00		$0.000000
     iv.  Class A-4		  $0.00			   $0.00		 $0.00		$0.000000
     v.   Class A-5		  $0.00			   $0.00		 $0.00		$0.000000
     vi.  Class A-6	$375,000,000.00	 $333,909,318.00	$72,719,263.00		$193.918035
     vii. Class A-7	$866,000,000.00	 $866,000,000.00		 $0.00		$0.000000
     viii.Class A-8	$400,000,000.00	 $400,000,000.00		 $0.00		$0.000000
      		      ----------------		 ----------------   -----------------
     $1,641,000,000.00	      $1,599,909,318.00	$72,719,263.00

10. Distributions of Interest per $1,000 of Original Principal Amount


 											   Principal Payment
  									Per $1,000
Original Principal  Outstanding Balance   Interest Payment	 Orig. Principal Amt.
      [ A ]		    [ B ]	          [ C ]	     [ C/A x 1,000]
------------------  -------------------   ----------------    ------------------
     i.   Class A-1		  $0.00			  $0.00			$0.00		$0.000000
     ii.  Class A-2		  $0.00			  $0.00			$0.00		$0.000000
     iii. Class A-3		  $0.00			  $0.00			$0.00		$0.000000
     iv.  Class A-4		  $0.00			  $0.00			$0.00		$0.000000
     v.   Class A-5		  $0.00			  $0.00			$0.00		$0.000000
     vi.  Class A-6	$375,000,000.00	$333,909,318.00	 $5,275,767.22		$14.068713
     vii. Class A-7	$866,000,000.00	$866,000,000.00	$13,899,300.00		$16.050000
     viii.Class A-8	$400,000,000.00	$400,000,000.00	 $6,480,000.00		$16.200000
      		       ---------------	 	----------------    -----------------
     $1,641,000,000.00	     $1,599,909,318.00		$25,655,067.22


         IN WITNESS HEREOF, the undersigned has duly executed and delivered this Quarterly Servicer's Certificate this 25th day of September, 2002.

         PACIFIC GAS AND ELECTRIC COMPANY, as Servicer

         by:      /s/ Michael J. Donnelly
                  ---------------------------
                  Michael J. Donnelly
                  Treasurer














Exhibit 99.2

  PG&E FUNDING LLC
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
     PURSUANT TO 18 U.S.C. SECTION 1350



		In connection with the accompanying Quarterly Report on Form 10-Q of PG&E Funding LLC for the quarter ended September 30, 2002, I, Kent M. Harvey, Chairman and President of PG&E Funding LLC, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of PG&E Funding LLC.











	November 13, 2002					KENT M. HARVEY
								Kent M. Harvey
								Chairman and President
































PG&E FUNDING LLC
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350



		In connection with the accompanying Quarterly Report on Form 10-Q of PG&E Funding LLC for the quarter ended September 30, 2002, I, Michael J. Donnelly, Treasurer of PG&E Funding LLC, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

   (1)		 such Quarterly Report on Form 10-Q for the quarter ended
		 September 30, 2002 fully complies with the requirements of
		 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2)     	 the information contained in such Quarterly Report on Form
		 10-Q for the quarter ended September 30, 2002 fairly presents, in all material respects,the financial condition and results of operations of PG&E Funding LLC.











	November 13, 2002					MICHAEL J. DONNELLY
								Michael J. Donnelly
								Treasurer