Form 10-K
period 2002-12-31
PG&E FUNDING LLC
filed 2003-03-14
CIK 1041637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-K

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I 1 (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

(Mark One)

[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002 OR

[ ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number ______________	Exact Name of Registrant as specified in its charter _______________	State or other Jurisdiction of Incorporation ______________	IRS Employer Identification Number ___________

333-30715	PG&E Funding LLC	Delaware	94-3274751

PG&E Funding LLC 245 Market Street Suite 424 San Francisco, California ________________________________________		94105 ______________________________________
(Address of principal executive offices)		(Zip Code)

PG&E Funding LLC (415) 972-5467 ________________________________________		______________________________________
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

California Infrastructure and Economic Development Bank
Special Purpose Trust PG&E-1
Rate Reduction Certificates, Series 1997-1, Class A-6 6.32% Certificates,
Class A-7 6.42% Certificates and Class A-8 6.48% Certificates,
maturing serially from 2001 to 2007, and underlying PG&E Funding LLC
Notes of the same respective classes _________________________________________ Title of Class

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes x		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes x		No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes		No X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: $ 0

Documents incorporated by reference: Not Applicable

PART I

Item 1. Business.

          General

     PG&E Funding LLC is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, a provider of electricity and natural gas services, owns all of the equity of PG&E Funding LLC. The principal executive office of PG&E Funding LLC is located at 245 Market Street, Suite 424, San Francisco, California 94105. PG&E Funding LLC's mailing address is Mail Code N4E, P.O. Box 770000, San Francisco, California 94177 and its phone number is (415) 972-5467.

     PG&E Funding LLC was organized in July 1997 for the limited purpose of (1) purchasing, holding, and servicing the Transition Property (as described below), (2) issuing notes secured by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

     PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the "Notes") pursuant to an Indenture ("the Indenture") between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), as "Trustee". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"). The Trust then issued certificates corresponding to each class of Notes (the "Certificates") in a public offering.

     PG&E Funding LLC entered into a servicing agreement (the "Servicing Agreement") with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company (as "Servicer") to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC. (These agreements are discussed in greater detail in Note E of the Notes to the Financial Statements.)

     Since the purchase of the Transition Property and issuance of the Notes, the only material business conducted by PG&E Funding LLC has been the collection of the "FTA Charges" as described below and the repayment of the Notes. During 2002, PG&E Funding LLC collected approximately $422,534,000 in FTA Charges and paid $399,061,000 in principal, interest and other expenses. As of December 31, 2002, approximately $1,450,500,000 in principal amount of Notes remains outstanding, with scheduled maturities ranging from 2003 through 2007 with a final maturity date of 2009. The specific interest rate and maturity of each class of Notes still outstanding is specified in Note D of the Notes to Financial Statements.

          Transition Property

     The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property". Transition Property is the right to receive a specified amount (presented in the financial statements as "Transition Property receivable") from non-bypassable Fixed Transition Amount Charges (the "FTA Charges") payable by residential and small commercial electric customers. The FTA Charges were established by a financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e. PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:

    repay in full the Certificates,
    fund the Overcollateralization and Capital Subaccounts (the "Subaccounts") established under the Indenture, and pay all related costs and fees.

     The Servicing Agreement requires Pacific Gas and Electric Company, as the servicer of the Transition Property, to seek periodic adjustments to the FTA Charges through advice letters filed with the CPUC. The Financing Order and the PU Code require the CPUC to approve the periodic adjustments. The adjustments are intended to increase the likelihood that actual FTA Charges collected are neither more nor less than the amount necessary to cover the aforementioned uses of cash. Normally the FTA Charges are decreased each year as interest payments are made on a declining outstanding balance on the Notes. The adjustments to the FTA Charges are based on:

    actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers;

    future expenses relating to the Transition Property, the Notes, and the Certificates; and
    the rate of delinquencies and write-offs.

     The Servicer has filed and the CPUC has approved the following advice letters:

    In December 2001, the Servicer filed a routine advice letter advising the CPUC of an increase to the FTA Charges effective January 1, 2002. The increase was necessary due to an under-collection of FTA Charges in 2001 and an anticipated decline in electricity sales in 2002.
    In June 2002, the Servicer filed a non-routine true-up mechanism advice letter to establish an additional increase in the FTA Charges effective October 1, 2002. The increase was necessary because of lower electricity sales and lower interest earned for the period January 1, 2002 through the end of May 2002, which resulted in a shortfall in the required balances of the Subaccounts.
    In December 2002, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2003. The decrease was necessary due to the achievement of the required level of funding in the Subaccounts at the end of 2002.

          The Trust

     The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. The Trust does not conduct any other material business activities.

Item 2:   Properties.

     PG&E Funding LLC has no material physical properties. PG&E Funding LLC's primary asset is the Transition Property described in Item 1 (Business), above.

     The Trust has no material properties. The Trust's primary assets are the Notes described in Item 1 (Business), above.

Item 3:   Legal Proceedings.

     There are no material pending legal proceedings involving PG&E Funding LLC, the Trust, or the Transition Property.

Item 4:   Submission of Matters to a Vote of Security Holders.

     Omitted with respect to PG&E Funding LLC pursuant to Instruction I of Form 10-K.

PART II

Item 5:   Market For Registrant's Common Equity and Related Stockholder
          Matters.

          (a) Sales of Unregistered Securities.
               ---------------------------------
     There is no established public trading market for PG&E Funding LLC's equity securities. Pacific Gas and Electric Company owns all of PG&E Funding LLC's equity. Pacific Gas and Electric Company purchased its membership interest in PG&E Funding LLC in July 1997 at a purchase price of $5,000 and has made capital contributions to PG&E Funding LLC totaling approximately $27,348,000 as of December 31, 2002. The purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PG&E Funding LLC has made no other sales of unregistered securities.

          (b) Restrictions on Dividends.
               ---------------------------------

     Under the Indenture, PG&E Funding LLC is prohibited from making any distributions to its member unless no default has occurred. The Indenture further restricts such a distribution based on the book value of PG&E Funding LLC. Under the Indenture, PG&E Funding LLC may make a distribution to its member only if its book value is equal to at least 0.5 percent of the original principal amount of all series of Notes that remain outstanding, after taking into account the member distribution. During 2001 and 2002, PG&E Funding LLC did not make any distributions to its member. PG&E Funding LLC may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

          (c) Certificate Holders.
               ---------------------------------

     At March 14, 2003, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company (DTC). DTC holds securities for its participating organizations which maintain security positions for their customers' accounts. The Certificates are not traded on any established trading market although indicative market prices are available from financial information systems such as Bloomberg.

Item 6:   Selected Financial Data.

     Omitted pursuant to Instruction I of Form 10-K. Not applicable to Trust.

Item 7:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

OVERVIEW

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction I of Form 10-K. Such analysis should be read in conjunction with the attached financial statements.

     As discussed in Item I (Business) above, PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business). As a result, income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees, and incidental investment interest income.

     On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously the Servicer remitted FTA Charges on a monthly basis.

     On April 6, 2001, the Servicer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. PG&E Funding LLC has not experienced any delay in FTA Charge remittances from the Servicer since the Servicer's bankruptcy filing in 2001.

     The Servicer's bankruptcy proceedings resulted in a default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Creditor voting on both plans concluded on August 12, 2002. On September 9, 2002, the voting results were filed with the Bankruptcy Court. Confirmation hearings on the CPUC's alternative plan began on November 18, 2002. The trial on the Plan began on December 16, 2002. PG&E Funding LLC does not expect payments on the Notes to be affected by the Servicer's plan or the CPUC's alternative plan. The Servicer has asserted that neither the Servicer's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.

RESULTS OF OPERATIONS

     Income generated from the Transition Property receivable was approximately $110,139,000 in 2002, $128,882,000 in 2001, and $150,157,000 in 2000. The decreases in 2002 and 2001 reflect the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1,649,000 in 2002, $4,939,000 in 2001, and $5,829,000 in 2000. PG&E Funding LLC earns interest income on the Restricted funds balance (as described below). The decreases in interest income in 2002 and 2001 were primarily due to (1) a decrease in the average balance of Restricted funds, and (2) a lower average interest rate on the Restricted funds. The average balance of the Restricted funds decreased because a portion of the Subaccount balance was used to supplement lower FTA Charge collections to fund interest and principal payments on the Notes until the FTA Charges were increased in October 2002.

     Interest expense was approximately $106,217,000 in 2002, $124,505,000 in 2001, and $143,503,000 in 2000. Interest expense includes (1) interest on the Notes, (2) amortization of the Note discount, and (3) amortization of issuance costs. The decreases in interest expense in 2002 and 2001 were primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $4,083,000 in 2002, $4,808,000 in 2001, and $5,536,000 in 2000. Servicing fees are calculated as a percentage of the outstanding Note balance. The decreases in servicing fees in 2002 and 2001 were due to the declining balance of the Notes.

     Administrative and general fees were approximately $167,000 in 2002, $224,000 in 2001, and $70,000 in 2000. Administrative and general fees consist primarily of rent expenses, legal fees, and other administrative fees. Administrative and general fees in 2000 were lower than usual, due primarily to a refund PG&E Funding LLC received in the third quarter of 2000 for additional fees it had paid that were determined to have already been included in its payment of quarterly administrative fees from 1997 through 1999.

LIQUIDITY AND FINANCIAL RESOURCES

     PG&E Funding LLC expects to use collections of the Transition Property receivable including interest to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property and providing administrative services to PG&E Funding LLC. (These agreements are discussed in greater detail in Note E of the Notes to the Financial Statements.)

Operating Activities:

     Operating activities provided net cash of approximately $315,222,000 in 2002, $283,660,000 in 2001, and $304,789,000 in 2000. The increase in net cash provided by operating activities in 2002 was primarily due to an increase in collection of FTA Charges and a decrease in payments for interest, servicing fees and other expenses. The decrease in net cash provided by operating activities in 2001 was primarily due to a decrease in collection of FTA Charges.

     Collections of FTA Charges were approximately $422,534,000 in 2002, $406,590,000 in 2001, and $445,373,000 in 2000. The increase in collections in 2002 was due to increases in the FTA Charges which became effective on January 1, 2002 and October 1, 2002 (as discussed in Item 1 (Business)). The decrease in collections in 2001 was primarily due to a decline in electricity sales.

     Interest payments on the Notes were approximately $104,713,000 in 2002, $122,835,000 in 2001, and $140,803,000 in 2000. Payments for servicing fees and other expenses were approximately $4,248,000 in 2002, $5,034,000 in 2001, and $5,608,000 in 2000. The decreases in payments made in 2002 and 2001 were primarily due to the declining balance of the Notes.

Investing Activities:

     Investing activities used net cash of approximately $24,188,000 in 2002, provided net cash of approximately $7,525,000 in 2001, and used net cash of approximately $8,739,000 in 2000. The increase in net cash used by investing activities in 2002 was primarily the result of additional cash invested in a reserve subaccount due to the increased FTA Charges effective in October 2002. The decrease in net cash used by investing activities in 2001 was primarily due to the shortfall in funding at the end of 2001. The shortfall made it necessary to liquidate a portion of the reserve and overcollateralization subaccounts in order to make the required payments on the Notes and related expenses.

Financing Activities:

     Financing activities used net cash of approximately $290,100,000 in 2002, 2001, and 2000. The primary use of cash used in financing activities in all three years was entirely related to principal payments on the Notes.

FTA CHARGES AND RESTRICTED FUNDS

     As discussed in Item I (Business) above, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Balance Sheets. The Restricted funds balance was approximately $66,951,000 at December 31, 2002 and $42,763,000 at December 31, 2001.

     A shortfall in collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus in collections of FTA Charges results when collections of these charges exceeds payments of principal and interest on the Notes and related expenses. Collections of FTA Charges resulted in a surplus of approximately $25,122,000 in 2002 and a shortfall of approximately $6,438,000 in 2001.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take responsible actions to establish FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charges. As of December 31, 2002, the balances in the Subaccounts were fully funded as required by the Indenture.

     PG&E Funding LLC monitors the level of the Restricted funds available to cover any possible shortfall in collections of FTA Charges. PG&E Funding LLC expects future collections of FTA Charges to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. Additionally, the adoption of new accounting policies did not result in a material impact on PG&E Funding LLC's financial statements. PG&E Funding LLC's significant accounting policies are discussed in Note B of the notes to the financial statements.

Forward-looking Information:

----------------------------

     This Annual Report on Form 10-K contains forward looking statements that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses. These statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on information currently available to management.

     Actual results or outcomes could differ materially as a result of various factors, including:

    future electricity sales levels, which are affected by a variety of factors, including general economic and financial market conditions, weather, conservation efforts, and outages; and
    updated assumptions by the Servicer as to future expenses relating       to the Transition Property, the Notes, and the rate of       delinquencies and write-offs.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk.

Long-term Debt.
---------------

The table below provides information about the Notes at December 31, 2002:

(in millions)
Expected maturity date	2003	2004	2005	2006	2007	Total
	------	------	------	------	------	------
Note	$290	$290	$290	$290	$291	$1,451
Average interest rate	6.4%	6.4%	6.4%	6.4%	6.5%	6.4%

The estimated fair value of the Notes based on quoted market prices was approximately $1.6 billion at December 31, 2002.

Item 8.   Financial Statements and Supplementary Data.

     The financial statements and related financial information of PG&E Funding LLC are set forth below.

     The Trust is a pass-through entity with no assets other than the Notes and no liabilities other than the Certificates. It does not have, and will not have, income or losses separate from payments on the Notes. Expenses of the trustees of the Trust are payable by PG&E Funding LLC pursuant to the terms of a Fee and Indemnity Agreement. For these reasons, no separate financial statements of the Trust are included.

                  INDEPENDENT AUDITORS' REPORT

To the Members of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company and wholly-owned subsidiary of Pacific Gas and Electric Company (a Debtor-in-Possession)) as of December 31, 2002 and 2001, and the related statements of income and changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United

States of America.

As discussed in Note A to the financial statements, Pacific Gas and Electric Company (a Debtor-in-Possession), the Servicer of the Transition Property, sought protection from its creditors by filing a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Code.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 6, 2003

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS AS OF DECEMBER 31, (IN THOUSANDS)

	2002	2001
	-----------	-----------
ASSETS

Current Assets
Cash and cash equivalents	$13,786	$12,852
Current portion of Transition Property
receivable	283,703	276,946
	-----------	-----------
Total current assets	297,489	289,798
	-----------	-----------
Noncurrent Assets
Restricted funds	66,951	42,763
Transition Property receivable	1,134,811	1,453,963
Unamortized debt issuance expenses	4,875	6,639
	-----------	-----------
Total noncurrent assets	1,206,637	1,503,365
	-----------	-----------

TOTAL ASSETS	$1,504,126	$1,793,163
	===========	===========

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2	$-
Interest payable	1,553	1,858
Current portion of long-term debt	290,000	290,000
	-----------	-----------
Total current liabilities	291,555	291,858

Long-term Debt	1,160,500	1,450,600
Unamortized bond discount	(74)	(119)
	-----------	-----------
Long-term debt (net of discount)	1,160,426	1,450,481
	-----------	-----------

Total liabilities	1,451,981	1,742,339

Member's Equity	52,145	50,824

Commitments and Contingencies	-	-
	-----------	-----------

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,504,126	$1,793,163
	============	============

The accompanying Notes to the Financial Statements are an integral part of these statements.
PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)

	2002	2001	2000
	----------	----------	----------
INCOME
Income from
Transition Property receivable	$110,139	$128,882	$150,157
Other interest income	1,649	4,939	5,829
	----------	----------	----------
Total income	111,788	133,821	155,986

EXPENSES
Interest expense	106,217	124,505	143,503
Servicing fees	4,083	4,808	5,536
Administrative and general	167	224	70
	----------	----------	----------
Total expenses	110,467	129,537	149,109
	----------	----------	----------

NET INCOME	$1,321	$4,284	$6,877
	----------	----------	----------

MEMBER'S EQUITY AT BEGINNING OF PERIOD	50,824	46,540	39,663

Member's distributions	-	-	-
	----------	----------	----------
MEMBER'S EQUITY AT END OF PERIOD	$52,145	$50,824	$46,540
	==========	==========	==========

The accompanying Notes to the Financial Statements are an integral part of these statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31,
(IN THOUSANDS)

	2002	2001	2000
	----------	----------	----------
Cash Flows from Operating Activities

Net Income	$1,321	$4,284	$6,877
Adjustments to reconcile net income to net
cash provided by operating activities:
Income from
Transition Property receivable	(110,139)	(128,882)	(150,157)
Amortization of debt issuance expenses
and unamortized bond discount on
long-term debt	1,809	2,291	2,870
Changes in operating assets and
liabilities:
Transition Property receivable	422,534	406,590	445,373
Accounts payable	2	(2)	(2)
Interest payable	(305)	(621)	(172)
	----------	----------	----------
Net cash provided by operating activities	$315,222	$283,660	$304,789
	----------	----------	----------
Cash Flows from Investing Activities
Decrease (Increase) in restricted funds	$(24,188)	$7,525	$(8,739)
	----------	----------	----------
Net cash provided (used) in investing
activities	$(24,188)	$7,525	$(8,739)

Cash Flows from Financing Activities
Principal payments on long-term debt	$(290,100)	$(290,100)	$(290,100)
	----------	----------	----------
Net cash used in financing activities	$(290,100)	$(290,100)	$(290,100)
	----------	----------	----------

Net change in cash and cash equivalents	934	1,085	5,950

Cash and cash equivalents at January 1,	12,852	11,767	5,817
	----------	----------	----------
Cash and cash equivalents at December 31,	$13,786	$12,852	$11,767
	==========	==========	==========
Supplemental disclosures of cash flow
Information:
Cash paid for interest	$104,713	$122,835	$140,803
	==========	==========	==========

The accompanying Notes to the Financial Statements are an integral part of these statements.

Notes to the Financial Statements
---------------------------------

A. Basis of Presentation

     The financial statements include the accounts of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services. Pacific Gas and Electric Company is a wholly owned subsidiary of PG&E Corporation.

     PG&E Funding LLC was formed in July 1997, to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes (the "Notes"). The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for Transition Property (described below). Pacific Gas and Electric Company used the proceeds to finance a ten percent electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric industry restructuring legislation). PG&E Funding LLC issued the Notes in December 1997 (described in Note D of the Notes to the Financial Statements).

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the "Transition Property" from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from non-bypassable Fixed Transition Amount charges (the "FTA Charges") payable by residential and small commercial electric customers. The California Public Utilities Commission (the "CPUC") authorized the FTA Charges pursuant to the electric restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"). The Trust then issued certificates corresponding to each class of Notes in a public offering (the "Certificates").

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.) (the "Trustee") holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Balance Sheets. The Restricted funds balance was approximately $66,951,000 at December 31, 2002 and $42,763,000 at December 31, 2001.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. In addition, its organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company (discussed below). PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation. The Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to terminate after the scheduled maturity of the Notes on December 26, 2007.

     On April 6, 2001, Pacific Gas and Electric Company (the "Servicer") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. PG&E Funding LLC has not experienced any delay in FTA Charge remittances from the Servicer since the Servicer's bankruptcy filing in 2001.

     The Servicer's bankruptcy proceedings resulted in a default under Section 7.01(d) of the Servicing Agreement (as described in Note E of the Notes to the Financial Statements). On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Creditor voting on both plans concluded on August 12, 2002. On September 9, 2002, the voting results were filed with the Bankruptcy Court. Confirmation hearings on the CPUC's alternative plan began on November 18, 2002. The trial on the Plan began on December 16, 2002. PG&E Funding LLC does not expect payments on the Notes to be affected by the Servicer's plan or the CPUC's alternative plan. The Servicer has asserted that neither the Servicer's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.

B. Summary of Accounting Policies

Cash Equivalents

     Cash equivalents (stated at cost, which approximates market) include working funds and short-term investments with original maturities of three months or less.

Restricted Funds

     Restricted funds include (1) amounts required under the Indenture (as described below), (2) surplus collections, and (3) interest earned on these funds. The Restricted funds balance was as follows at December 31 (in thousands):

	2002	2001
	-----------	-----------
General Subaccount	$32,731	$27,349
Reserve Subaccount	12,539	18
Overcollateralization Subaccount	7,260	964
Capital Subaccount	14,421	14,432
	-----------	----------
Total Restricted Funds	$66,951	$42,763
	===========	===========

     Pursuant to an Indenture between PG&E Funding LLC and the Trustee, PG&E Funding LLC is required to maintain funds equal to approximately 0.50 percent of the original principal amount of the Notes, less $100,000 ($14,405,000), in the "Capital Subaccount" with the Trust. These funds are to be held in reserve and used only in the event that collections of the FTA Charges provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

     Additionally, the CPUC Financing Order provides that PG&E Funding LLC is to collect and maintain an additional reserve over the life of the Notes in the Overcollateralization Subaccount. The amount to be maintained increases in equal increments of $363,000 each quarter. The amount required at the end of 2002 was $7,253,000. The use of these funds is the same as the Capital Subaccount except that these funds are depleted before those in the Capital Subaccount are used.

     A shortfall in collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus in collections of FTA Charges results when collections of these charges exceeds payments of principal and interest on the Notes and related expenses. Collections of FTA Charges resulted in a surplus of approximately $25,122,000 in 2002 and a shortfall of approximately $6,438,000 in 2001.

Unamortized Debt Issuance Expenses and Discount on Notes

     The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized on a straight-line basis over the life of each respective class of Notes. The expenses are reflected in interest expense in the accompanying statement of income and changes in member's equity.

Income Taxes

     PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC's activities accrue to Pacific Gas and Electric Company.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of income, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

Revenue Recognition

     PG&E Funding LLC has one major source of income, which is the income from the Transition Property receivable. The other small source of income is the interest earned on the restricted cash accounts and temporary investment of the FTA Charges collected by Pacific Gas and Electric Company, as the servicer, and remitted to PG&E Funding LLC.

C. Transition Property Receivable

     Changes in the value of the Transition Property receivable balance are shown below (in thousand):

	2002	2001
	-------------	-------------
Present value, January 1	$1,730,909	$2,008,617
Income on Transition Property receivable	110,139	128,882
Less: principal and interest received during the year	(422,534)	(406,590)
	-------------	-------------
Total Transition Property receivable, December 31	1,418,514	1,730,909
Less: current portion	(283,703)	(276,946)
	-------------	-------------
Non-current portion	$1,134,811	$1,453,963
	==============	==============

     The yield was approximately 6.98 percent in 2002 and 6.91 percent in 2001.

D. Long-term Debt

     In December 1997, PG&E Funding LLC issued $2,901,000,000 of Notes to the Trust. The Trust, in turn, issued pass-through certificates (the "Certificates") known as "Rate Reduction Bonds" with an original principal amount equal to the original principal amount of the Notes. PG&E Funding LLC used the proceeds from the Notes to purchase the Transition Property receivable from Pacific Gas and Electric Company.

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2002, are as follows:

			Principal Amount
Class	Scheduled Maturity Date	Interest Rate	(in thousands)
------	------------------	---------	---------------
A-6	September 25, 2003	6.32%	184,500
A-7	September 25, 2006	6.42%	866,000
A-8	December 26, 2007	6.48%	400,000
			---------------
Total Long-term Debt			$1,450,500
Less: Current maturities			(290,000)
Unamortized discount			(74)
			---------------
Long-term Debt, net of current portion
and unamortized discount			$1,160,426
			===============

     The estimated fair value of the Notes was approximately $1.6 billion at December 31, 2002 and $1.8 billion at December 31, 2001. The estimated fair values are based on indicative market prices.

     The debt will be repaid with FTA Charges authorized by the CPUC. The Servicer collects the FTA Charges from its residential and small commercial electric customers. The Servicer deposits the FTA Charges collected in an account maintained by the Trustee of the Trust. On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement (as described in Note E of the Notes to the Financial Statements), on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     Each quarter, the FTA Charges collected are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amount not required for debt service will be returned to PG&E Funding LLC.

E. Significant Agreements and Related Party Transaction

     Under the Transition Property Servicing Agreement (the "Servicing Agreement"), the Servicer is required to (1) manage and administer the Transition Property of PG&E Funding LLC and (2) collect the FTA Charges from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25 percent of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on FTA Charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. PG&E Funding LLC incurred servicing fees of approximately $4,083,000 in 2002, $4,808,000 in 2001, and $5,536,000 in 2000.

     Under the Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services to PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative servicing fees of approximately $100,000 in each of 2002, 2001, and 2000.

     The Trust was created for the limited purposes of (1) purchasing the Notes from PG&E Funding LLC, (2) issuing the Certificates, and (3) applying the proceeds from the Notes to the payment of the Certificates. Under a Fee and Indemnity Agreement, PG&E Funding LLC is responsible for paying all fees and expenses incurred by the Trust.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

PART III

Item 10:  Directors and Executive Officers of the Registrant.

     Omitted with respect to PG&E Funding LLC pursuant to Instruction I of Form 10-K. The Trust has no directors or officers.

Item 11:  Executive Compensation.

     Omitted with respect to PG&E Funding LLC pursuant to Instruction I of Form 10-K. Not applicable to the Trust.

Item 12:  Security Ownership of Certain Beneficial Owners and Management.

     Omitted with respect to PG&E Funding LLC pursuant to Instruction I of Form 10-K. Not applicable to the Trust.

Item 13:  Certain Relationships and Related Transactions.

     Omitted with respect to PG&E Funding LLC pursuant to Instruction I of form 10-K. Not applicable to the Trust.

Item 14:  Controls and Procedures.

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted on February 5, 2003, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by PG&E Funding LLC in reports that the company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15:  Exhibits, Financial Statement Schedules, and Reports on form 8-K.
(a)	The following documents are filed as part of this report:
	(1)	Financial Statements:
The following financial statements of PG&E Funding LLC and
report of independent accountants are included in Item 8:
Independent Auditors' Report-Deloitte & Touche LLP
Balance Sheets at December 31, 2002 and 2001
Statements of Income and Changes in Member's Equity
for the Years Ended December 31, 2002, 2001 and 2000
Statements of Cash Flows
for the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements
	(2)	Exhibits required to be filed by Item 601 of Regulation S-K:
		3.1	Certificate of Formation.(1)
		3.3	Amended and Restated Limited Liability Company Agreement.(1)
		4.1	Note Indenture.(2)
		4.2	Series Supplement.(2)
		4.3	Note.(2)
		4.4	Amended and Restated Declaration and Agreement of Trust.(2)
		4.5	First Supplemental Trust Agreement.(2)
		4.6	Rate Reduction Certificate.(2)
		10.1	Transition Property Purchase and Sale Agreement.(2)
		10.2	Transition Property Servicing Agreement.(2)
		10.3	Note Purchase Agreement.(2)
		10.4	Fee and Indemnity Agreement.(2)
		23.1	Consent of Deloitte & Touche LLP
		99.1	Quarterly Servicer's Certificate dated December 25, 2002
		99.2	Certifications of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
		99.3	Certifications of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002
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

December 8, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

PG&E FUNDING LLC, as Registrant

By /s/ KENT M. HARVEY

------------------------------------------

Kent M. Harvey, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant and in the capacities indicated on March 14, 2003.
Signature	Title
-----------------------	------------------------

/s/ KENT M. HARVEY	President and Director
-----------------------	-----------------------
Kent M. Harvey	(Principal Executive Officer)

/s/ MICHAEL J. DONNELLY	Treasurer and Director
-----------------------	-----------------------
Michael J. Donnelly	(Principal Financial Officer)

/s/ DINYAR MISTRY	Controller
-----------------------	-----------------------
Dinyar Mistry	(Principal Accounting Officer)

/s/ WALTER S. LEVISON	Director
-----------------------	-----------------------
Walter S. Levison

I, Kent M. Harvey, certify that:

  I have reviewed this annual report on Form 10-K of PG&E Funding LLC;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Kent M. Harvey
Kent M. Harvey
Chairman and President
PG&E Funding LLC

I, Michael J. Donnelly, certify that:

  I have reviewed this annual report on Form 10-K of PG&E Funding LLC;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Michael J. Donnelly
Michael J. Donnelly
Treasurer
PG&E Funding LLC

INDEX TO EXHIBITS
Exhibit Number	Description
--------------	----------------------------------------
23.1	Consent of Deloitte & Touche LLP
99.1	Quarterly Servicer's Certificate dated December 25, 2002
99.2	Certifications of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certifications of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

Other exhibits not filed herewith and listed under Part IV, Item 8, have been incorporated by reference from other documents previously filed with the

Commission.