Form 10-Q
period 2003-03-31
PG&E FUNDING LLC
filed 2003-05-13
CIK 1041637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H 1 (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number ______________	Exact Name of Registrant as specified in its charter _______________	State or other Jurisdiction of Incorporation ______________	IRS Employer Identification Number ___________

333-30715	PG&E Funding LLC	Delaware	94-3274751

PG&E Funding LLC 245 Market Street Suite 424 San Francisco, California ________________________________________		94105 ______________________________________
(Address of principal executive offices)		(Zip Code)

PG&E Funding LLC (415) 972-5467 ________________________________________		______________________________________
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

Yes x	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	March 31,	December 31,
	2003	2002
	(Unaudited)
	-----------	-----------
ASSETS

Current Assets
Cash and cash equivalents	$14,124	$13,786
Current portion of Transition Property
Receivable	283,412	283,703
	-----------	-----------
Total Current Assets	297,536	297,489
	-----------	-----------
Noncurrent Assets
Restricted funds	64,250	66,951
Transition Property receivable	1,062,795	1,134,811
Unamortized debt issuance expenses	4,487	4,875
	-----------	-----------
Total Noncurrent Assets	1,131,532	1,206,637
	-----------	-----------

TOTAL ASSETS	$1,429,068	$1,504,126
	===========	===========

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses	$-	$2
Interest payable	1,474	1,553
Current portion of long-term debt	290,000	290,000
	-----------	-----------
Total Current Liabilities	291,474	291,555

Long-term Debt (net of discount)	1,085,641	1,160,426

Commitments and Contingencies	-	-
	-----------	-----------
Total Liabilities	1,377,115	1,451,981

Member's Equity	51,953	52,145

	-----------	-----------

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,429,068	$1,504,126
	============	============

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN MEMBER'S EQUITY (IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2003	2002
	---------------	---------------
INCOME
Interest income from
Transition Property receivable	$24,046	$29,526
Other interest income	341	393
	------------	------------
Total Income	24,387	29,919

EXPENSES
Interest expense	23,614	28,289
Servicing fees	906	1,088
Administrative and general	59	41
	------------	------------
Total Expenses	24,579	29,418
	------------	------------

NET (LOSS)/INCOME	$(192)	$501
	------------	------------

Member's Equity at beginning of period	52,145	50,824

Member's distributions	-	-
	------------	------------
MEMBER'S EQUITY AT END OF PERIOD	$51,953	$51,325
	===========	===========

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2003	2002
	------------	------------

Net cash provided by operating activities	$72,432	$69,672
	------------	------------
Cash Flows from Investing Activities
Decrease in restricted funds	$2,701	$5,206
	------------	------------
Net cash provided by investing
activities	$2,701	$5,206

Cash Flows from Financing Activities
Principal payments on long-term debt	$(74,795)	$(74,830)
	------------	------------
Net cash used in financing activities	$(74,795)	$(74,830)
	------------	------------

Net change in cash and cash equivalents	338	48

Cash and cash equivalents at January 1,	13,786	12,852
	------------	------------
Cash and cash equivalents at March 31,	$14,124	$12,900
	============	============
Supplemental disclosures of cash flow
Information:
Cash paid for interest	$23,295	$27,861
	============	============

See accompanying Notes to the Condensed Financial Statements.

Notes to the Condensed Financial Statements
--------------------------------------------

A. Basis of Presentation

     The Quarterly Report on Form 10-Q includes the accounts of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

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

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the "Transition Property" from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from non-bypassable Fixed Transition Amount charges (the "FTA Charges") payable by residential and small commercial electric customers. The California Public Utilities Commission (the "CPUC") authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the "Trust"). The Trust then issued certificates corresponding to each class of Notes in a public offering (the "Certificates").

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.) (the "Trustee") holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Balance Sheets. The Restricted funds balance was approximately $64,250,000 at March 31, 2003, and $66,951,000 at December 31, 2002.

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

     On April 6, 2001, Pacific Gas and Electric Company (the "Servicer") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's bankruptcy filing in 2001.

     The Servicer's bankruptcy proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Confirmation hearings on the CPUC's alternative plan began on November 18, 2002. The trial on the Plan began on December 16, 2002. On March 4, 2003, the Bankruptcy Court ordered the Servicer, the CPUC, and other parties involved in the confirmation trial to participate in settlement negotiations. On March 11, 2003, the Bankruptcy Court then issued orders staying nearly all the proceedings in the confirmation trial until May 12, 2003. On April 23, 2003, the Bankruptcy Court extended this stay for an additional 30 days. A status conference is scheduled for June 16, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Servicer's plan or the CPUC's alternative plan. The Servicer has asserted that neither the Servicer's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

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

B. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting principles discussed in its 2002 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

     The California Public Utilities Code (the "PU Code") provides for the creation of "Transition Property". Transition Property is the right to receive a specified amount (presented in the financial statements as "Transition Property receivable") from non-bypassable Fixed Transition Amount Charges (the "FTA Charges") payable by residential and small commercial electric customers. The FTA Charges were established by a financing order dated September 3, 1997 (the "Financing Order") issued by the California Public Utilities Commission (the "CPUC"), together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:

    repay in full the Certificates,
    fund the Overcollateralization and Capital Subaccounts (the "Subaccounts") established under the Indenture, and pay all related costs and fees.

     The Servicing Agreement requires Pacific Gas and Electric Company, as the servicer of the Transition Property, to seek periodic adjustments to the FTA Charges through advice letters filed with the CPUC. The Financing Order and the PU Code require the CPUC to approve the periodic adjustments. The adjustments are intended to increase the likelihood that actual FTA Charges collected are neither more nor less than the amount necessary to pay all of the aforementioned amounts. Normally the FTA Charges are decreased each year as interest payments are made on a declining outstanding balance on the Notes. The adjustments to the FTA Charges are based on:

    actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers;

    future expenses relating to the Transition Property, the Notes, and the Certificates; and
    the rate of delinquencies and write-offs.

     In December 2002, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2003. The CPUC approved the filing on January 15, 2003. The decrease was necessary due to the achievement of the required level of funding in the Subaccounts at the end of 2002.

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

     On April 6, 2001, the Servicer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's bankruptcy filing in 2001.

     The Servicer's bankruptcy proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court") a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. The CPUC has proposed an alternative plan of reorganization. Confirmation hearings on the CPUC's alternative plan began on November 18, 2002. The trial on the Plan began on December 16, 2002. On March 4, 2003, the Bankruptcy Court ordered the Servicer, the CPUC, and other parties involved in the confirmation trial to participate in settlement negotiations. On March 11, 2003, the Bankruptcy Court then issued orders staying nearly all the proceedings in the confirmation trial until May 12, 2003. On April 23, 2003, the Bankruptcy Court extended this stay for an additional 30 days. A status conference is scheduled for June 16, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Servicer's plan or the CPUC's alternative plan. The Servicer has asserted that neither the Servicer's plan nor the CPUC's alternative plan will have an adverse effect on its ability to perform all duties as servicer.

RESULTS OF OPERATIONS

     Income generated from the Transition Property receivable for the three months ended March 31, was approximately $24,046,000 in 2003 and $29,526,000 in 2002. The decrease in 2003 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments for the three months ended March 31, was approximately $341,000 in 2003 and $393,000 in 2002. PG&E Funding LLC earns interest income on the Restricted funds balance. The decrease in interest income in 2003 was primarily due to (1) a decrease in the average balance of Restricted funds, and (2) a lower average interest rate on the Restricted funds. The average balance of the Restricted funds decreased due to a decrease in FTA Charges collected in the first quarter of 2003 as a result of a reduction in FTA Charge rates beginning January 1, 2003.

     Interest expense for the three months ended March 31, was approximately $23,614,000 in 2003 and $28,289,000 in 2002. Interest expense includes (1) interest on the Notes, (2) amortization of the Note discount, and (3) amortization of issuance costs. The decrease in interest expense in 2003 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $906,000 during the three months ended March 31, 2003 and $1,088,000 during the three months ended March 31, 2002. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2003 was due to the declining balance of the Notes.

     Administrative and general fees were approximately $59,000 for the three months ended March 31, 2003 and $41,000 for the three months ended March 31, 2002. Administrative and general fees consist primarily of rent expenses, legal fees, and other administrative fees.

LIQUIDITY AND FINANCIAL RESOURCES

     PG&E Funding LLC expects to use collections of the Transition Property receivable including interest income on the Transition Property receivable to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property and providing administrative services to PG&E Funding LLC.

Operating Activities:

     Operating activities provided net cash of approximately $72,432,000 for the three months ended March 31, 2003 and $69,672,000 for the three months ended March 31, 2002. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operation. The increase in net cash provided by the operating activities in 2003 was primarily due to a decrease in interest payments due to the declining balance of the Notes.

     Collections of FTA Charges were approximately $96,353,000 for the three months ended March 31, 2003 and $98,269,000 for the three months ended March 31, 2002. The decrease in collections in 2003 was due to a decrease in the applicable FTA Charge rates which became effective on January 1, 2003.

     Interest payments on the Notes were approximately $23,295,000 for the three months ended March 31, 2003 and $27,861,000 for the three months ended March 31, 2002. Payments for servicing fees and other expenses were approximately $967,000 for the three months ended March 31, 2003 and $1,129,000 for the three months ended March 31, 2002. The decrease in payments made during the first quarter of 2003 was primarily due to the declining balance of the Notes.

Investing Activities:

     Investing activities provided net cash of approximately $2,701,000 for the three months ended March 31, 2003 and provided net cash of approximately $5,206,000 for the three months ended March 31, 2002. The decrease in net cash provided by investing activities during the first quarter of 2003 was primarily due to the use of smaller amounts of Restricted funds (reserve subaccounts) as a result of the increase in cash provided by operating activities.

Financing Activities:

     Financing activities used net cash of approximately $74,795,000 and $74,830,000 for the three months ended March 31, 2003 and 2002. Cash used in financing activities in both 2003 and 2002 was entirely related to principal payments on the Notes.

RESTRICTED FUNDS

     The Restricted funds balances were approximately $64,250,000 at March 31, 2003 and $66,951,000 at December 31, 2002. The Restricted funds balances include collected FTA Charges and Subaccounts required by the Indenture.

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Balance Sheets.

           The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take responsible actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates.

     A shortfall in collections of FTA Charges results when scheduled payments of principal and interest on the Notes, and related expenses, exceed the FTA Charges collected. A surplus in collections of FTA Charges results when collections of these charges exceeds payments of principal and interest on the Notes and related expenses. Collections of FTA Charges resulted in a shortfall of approximately $2,363,000 at March 31, 2003.

     PG&E Funding LLC monitors the level of the Restricted funds available to cover any possible shortfall in collections of FTA Charges. Should shortfalls occur, the Servicer will assess whether to make an advice filing to request an increase in the FTA Charge rates.

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

Forward-looking Information:

----------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses. These statements involve risks and uncertainties and are based on the beliefs and assumptions of management and on information currently available to management. Actual results or outcomes could differ materially as a result of various factors, including:

    future electricity sales levels, which are affected by a variety of factors, including general economic and financial market conditions, weather, conservation efforts, and outages; and
    updated assumptions by the Servicer as to future expenses relating to the Transition Property, the Notes, and the rate of delinquencies and write-offs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted on April 24, 2003, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures effectively ensure that information required to be disclosed by PG&E Funding LLC in reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated March 25, 2003, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

	99.1	Quarterly Servicer's Certificate dated March 25, 2003

(b)	Exhibits required to be filed by the Sarbanes-Oxley Act of 2002

	99.2	Certifications of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	99.3	Certifications of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May, 2003.

PG&E FUNDING LLC, as Registrant

By /s/ DINYAR B. MISTRY

------------------------------------------

Dinyar B. Mistry, Controller

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

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Michael J. Donnelly
Michael J. Donnelly
Treasurer
PG&E Funding LLC

INDEX TO EXHIBITS
Exhibit Number	Description
--------------	----------------------------------------
99.1	Quarterly Servicer's Certificate dated March 25, 2003
99.2	Certifications of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certifications of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002