Form 10-Q
period 2003-06-30
PG&E FUNDING LLC
filed 2003-08-14
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1 (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	333-30715

PG&E Funding LLC

(Exact name of registrant as specified in its charter)

Delaware	94-3274751

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

245 Market Street, Suite 424 San Francisco, California	94105

(Address of principal executive offices)	(Zip code)

(415) 972-5467

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)
	(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Income
Interest income from Transition Property receivable	$22,873	$28,298	$46,919	$57,823
Other interest income	302	400	643	794

Total Income	23,175	28,698	47,562	58,617

Expenses
Interest expense	22,442	27,128	46,056	55,417
Servicing fees	860	1,041	1,766	2,129
Administrative and general	65	46	124 124	87

Total Expenses	23,367	28,215	47,946	57,633

Net Income (Loss)	$(192)	$483	$(384)	$984

Member's Equity At Beginning of Period	51,953	51,325	52,145	50,824

Member's Equity At End of Period	$51,761	$51,808	$51,761	$51,808

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	June 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$14,466	$13,786
Current portion of Transition Property
receivable	285,654	283,703

Total Current Assets	300,120	297,489

Noncurrent Assets
Restricted funds	61,266	66,951
Transition Property receivable	997,233	1,134,811
Unamortized debt issuance expenses	4,098	4,875

Total Noncurrent Assets	1,062,597	1,206,637

TOTAL ASSETS	$1,362,717	$1,504,126

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ ---	$2
Interest payable	1,405	1,553
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,405	291,555

Long-term Debt (net of discount)	1,019,551	1,160,426

Commitments and Contingencies	---	---

Total Liabilities	1,310,956	1,451,981

Member's Equity	51,761	52,145

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,362,717	$1,504,126

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Six months ended June 30,
	2003	2002

Cash Flows from Operating Activities
Net cash provided by operating activities	$135,890	$141,693

Cash Flows from Investing Activities
Decrease (increase) in restricted funds	$5,685	$(907)

Net cash provided by (used in) investing activities	$5,685	$(907)

Cash Flows from Financing Activities
Principal payments on long-term debt	$(140,895)	$(140,691)

Net cash used in financing activities	$(140,895)	$(140,691)

Net change in cash and cash equivalents	680	95

Cash and cash equivalents at January 1,	13,786	12,852

Cash and cash equivalents at June 30,	$14,466	$12,947

Supplemental disclosures of cash flow
information:
Cash paid for interest	$45,407	$54,552

See accompanying Notes to the Condensed Financial Statements.

PG&E Funding LLC
Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

     The Quarterly Report on Form 10-Q includes the unaudited condensed financial statements and notes of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in Northern and Central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

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

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.) (the "Trustee") holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets. The Restricted funds balance was approximately $61,266,000 at June 30, 2003, and $66,951,000 at December 31, 2002.

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

     On April 6, 2001, Pacific Gas and Electric Company (the "Servicer") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court"). The Servicer has informed PG&E Funding LLC that, despite the Chapter 11 filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's Chapter 11 filing.

     The Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement (as defined below). On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. In April 2002, the CPUC proposed an alternative plan of reorganization. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Servicer, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization. On June 19, 2003, PG&E Corporation, the Servicer, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (the "Settlement Plan") to supersede the competing plans of reorganization. The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Servicer, as well as the CPUC, and the execution of the settlement agreement by all parties on or before December 31, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Settlement Plan. The Servicer has asserted that the Settlement Plan will not have an adverse effect on its ability to perform all duties as servicer.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

     PG&E Funding LLC believes that the accompanying Condensed Financial Statements reflect all adjustments that are necessary to present a fair statement of the financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2002 Annual Report on Form 10-K.

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

     PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in Northern and Central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

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
    repay in full the Certificates;
    fund the Overcollateralization and Capital Subaccounts (the "Subaccounts") established under the Indenture; and
    pay all related costs and fees.

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

     On April 6, 2001, the Servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California (the "Bankruptcy Court"). The Servicer has informed PG&E Funding LLC that, despite the Chapter 11 filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's Chapter 11 filing.

     The Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     On September 20, 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization (the "Plan") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. In April 2002, the CPUC proposed an alternative plan of reorganization. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Servicer, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization. On June 19, 2003, PG&E Corporation, the Servicer, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (the "Settlement Plan") to supersede the competing plans of reorganization. The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Servicer, as well as the CPUC, and the execution of the settlement agreement by all parties on or before December 31, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Settlement Plan. The Servicer has asserted that the Settlement Plan will not have an adverse effect on its ability to perform all duties as servicer.

Results of Operations

     Income generated from the Transition Property receivable was approximately $22,873,000 and $46,919,000 for the three and six months ended June 30, 2003, in comparison to $28,298,000 and $57,823,000, for the three and six months ended June 30, 2002. The decrease in 2003 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $302,000 and $643,000 for the three and six months ended June 30, 2003, in comparison to approximately $400,000 and $794,000 for the three and six months ended June 30, 2002. PG&E Funding LLC earns interest income on the Restricted funds balance. The decrease in interest income in 2003 was primarily due to a lower average interest rate on the Restricted funds.

     Interest expense was approximately $22,442,000 and $46,056,000 for the three and six months ended June 30, 2003, in comparison to approximately $27,128,000 and $55,417,000 for the three and six months ended June 30, 2002. Interest expense includes (1) interest on the Notes, (2) amortization of the Note discount, and (3) amortization of issuance costs. The decrease in interest expense in 2003 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $860,000 and $1,766,000 during the three and six months ended June 30, 2003, and $1,041,000 and $2,129,000 during the three and six months ended June 30, 2002. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2003 was due to the declining balance of the Notes.

     Administrative and general fees were approximately $65,000 and $124,000 for the three and six months ended June 30, 2003, and $46,000 and $87,000 for the three and six months ended June 30, 2002. Administrative and general fees consist primarily of rent expenses, legal fees, and other administrative fees.

Liquidity and Financial Resources

     PG&E Funding LLC expects that future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property and providing administrative services to PG&E Funding LLC.

Operating Activities:

     Operating activities provided net cash of approximately $135,890,000 for the six months ended June 30, 2003, and

$141,693,000 for the six months ended June 30, 2002. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The decrease in net cash provided by the operating activities in 2003 was primarily due to a decrease in FTA Charges collected in 2003 as a result of a reduction in FTA Charge rates beginning January 1, 2003.

Investing Activities:

     Investing activities provided net cash of approximately $5,685,000 for the six months ended June 30, 2003, and used net cash of approximately $907,000 for the six months ended June 30, 2002. The increase in net cash provided by investing activities in 2003 was primarily due to the use of greater amounts of Restricted funds (reserve subaccounts) as a result of the decrease in cash provided by operating activities.

Financing Activities:

     Financing activities used net cash of approximately $140,895,000 and $140,691,000 for the six months ended June 30, 2003, and 2002. Cash used in financing activities in both 2003 and 2002 was entirely related to principal payments on the Notes.

Restricted Funds

     The Restricted funds balances were approximately $61,266,000 at June 30, 2003, and $66,951,000 at December 31, 2002. The Restricted funds balances include collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of June 30, 2003.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains a forward-looking statement that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses. This statement involves risks and uncertainties and is based on the beliefs and assumptions of management and on information currently available to management. Actual results or outcomes could differ materially as a result of various factors, including:

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of June 30, 2003, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated June 25, 2003, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be filed by Item 601 of Regulation S-K:
	99.1	Quarterly Servicer's Certificate dated June 25, 2003
(b)	Exhibits required to be filed or furnished by the Sarbanes-Oxley Act of 2002
	31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2003.

PG&E FUNDING LLC, as Registrant

By /s/ DINYAR B. MISTRY

------------------------------------------

Dinyar B. Mistry, Controller