Form 10-Q
period 2003-09-30
PG&E FUNDING LLC
filed 2003-11-12
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1 (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

(415) 972-5467

(Registrant''s telephone number, including area code)

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF INCOME (LOSS) AND CHANGES IN MEMBER''S EQUITY
(IN THOUSANDS)
	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Income
Interest income from Transition Property receivable	$21,613	$26,902	$68,532	$84,725
Other interest income	252	441	895	1,235

Total Income	21,865	27,343	69,427	85,960

Expenses
Interest expense	21,389	25,977	67,445	81,394
Servicing fees	819	1,000	2,585	3,129
Administrative and general	44	43	168 124	130

Total Expenses	22,252	27,020	70,198	84,653

Net Income (Loss)	$(387)	$323	$(771)	$1,307

Member''s Equity At Beginning of Period	51,761	51,808	52,145	50,824

Member''s Equity At End of Period	$51,374	$52,131	$51,374	$52,131

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$14,412	$13,786
Current portion of Transition Property
receivable	283,100	283,703

Total Current Assets	297,512	297,489

Noncurrent Assets
Restricted funds	68,283	66,951
Transition Property receivable	920,076	1,134,811
Unamortized debt issuance expenses	3,710	4,875

Total Noncurrent Assets	992,069	1,206,637

TOTAL ASSETS	$1,289,581	$1,504,126

LIABILITIES AND MEMBER''S EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ ---	$2
Interest payable	1,327	1,553
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,327	291,555

Long-term Debt (net of discount)	946,880	1,160,426

Commitments and Contingencies	---	---

Total Liabilities	1,238,207	1,451,981

Member''s Equity	51,374	52,145

TOTAL LIABILITIES AND MEMBER''S EQUITY	$1,289,581	$1,504,126

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Nine months ended September 30,
	2003	2002

Cash Flows from Operating Activities
Net cash provided by operating activities	$215,534	$228,597

Cash Flows from Investing Activities
Increase in restricted funds	$(1,332)	$(14,277)

Net cash used by investing activities	$(1,332)	$(14,277)

Cash Flows from Financing Activities
Principal payments on long-term debt	$(213,576)	$(213,410)

Net cash used by financing activities	$(213,576)	$(213,410)

Net change in cash and cash equivalents	626	910

Cash and cash equivalents at January 1,	13,786	12,852

Cash and cash equivalents at September 30,	$14,412	$13,762

Supplemental disclosures of cash flow
information:
Cash paid for interest	$66,476	$80,207

See accompanying Notes to the Condensed Financial Statements.

PG&E Funding LLC
Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

     The Quarterly Report on Form 10-Q includes the unaudited Condensed Financial Statements and Notes of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC''s sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in Northern and Central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

     PG&E Funding LLC was formed in July 1997 to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes (the ""Notes""). The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for ""Transition Property"" (described below). Pacific Gas and Electric Company used the proceeds to finance a ten percent electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company''s residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric industry restructuring legislation).

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the Condensed Financial Statements as ""Transition Property receivable"") from nonbypassable Fixed Transition Amount Charges (the ""FTA Charges"") payable by residential and small commercial electric customers. The California Public Utilities Commission (the ""CPUC"") authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the ""Trust""). The Trust then issued certificates corresponding to each class of Notes (the ""Certificates"") in a public offering.

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.) (the ""Trustee"") holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as ""Restricted funds"" in the Condensed Balance Sheets. The Restricted funds balance was approximately $68,283,000 at September 30, 2003, and $66,951,000 at December 31, 2002.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. In addition, its organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company (discussed below). PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation. The Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to dissolve after the scheduled maturity of the Notes on December 26, 2007.

     On April 6, 2001, Pacific Gas and Electric Company (the ""Servicer"") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California (the ""Bankruptcy Court""). The Servicer has informed PG&E Funding LLC that, despite the Chapter 11 filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer''s Chapter 11 filing.

     The Servicer''s Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement (as defined below). On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     In September 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization (the ""Plan"") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. In April 2002, the CPUC proposed an alternative plan of reorganization. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Servicer, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization. On June 19, 2003, PG&E Corporation, the Servicer, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (the ""Settlement Plan"") to supersede the competing plans of reorganization. The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Servicer, as well as the CPUC, and the execution of the proposed settlement agreement by all parties on or before December 31, 2003. On September 26, 2003, the CPUC concluded the public evidentiary hearings on the proposed settlement agreement. The CPUC currently is expected to vote on the proposed settlement agreement in late December 2003. In addition, the Bankruptcy Court must confirm the Settlement Plan. The Bankruptcy Court confirmation hearing began on November 10, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Settlement Plan. The Servicer has asserted that the Settlement Plan will not have an adverse effect on its ability to perform all duties as servicer.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (""GAAP"") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

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

ITEM 2.

MANAGEMENT''S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC''s financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the Condensed Financial Statements included herein and PG&E Funding LLC''s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

     PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC''s sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in Northern and Central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC''s organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

     PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 (the ""Notes"") pursuant to an Indenture (the ""Indenture"") between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), as ""Trustee"". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust (the ""Trust""). The Trust then issued certificates corresponding to each class of Notes (the ""Certificates"") in a public offering.

     PG&E Funding LLC entered into a servicing agreement (the ""Servicing Agreement"") with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company (as ""Servicer"") to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC.

     The California Public Utilities Code (the ""PU Code"") provides for the creation of ""Transition Property"". Transition Property is the right to receive a specified amount (presented in the Condensed Financial Statements as ""Transition Property receivable"") from nonbypassable Fixed Transition Amount Charges (the ""FTA Charges"") payable by residential and small commercial electric customers. The FTA Charges were established by a financing order dated September 3, 1997 (the ""Financing Order"") issued by the California Public Utilities Commission (the ""CPUC""), together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:
    repay in full the Certificates;
    fund the Overcollateralization and Capital Subaccounts (the ""Subaccounts"") established under the Indenture; and
    pay all related costs and fees.

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

     On January 4, 2001, Standard and Poor''s lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody''s Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     On April 6, 2001, the Servicer filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California (the ""Bankruptcy Court""). The Servicer has informed PG&E Funding LLC that, despite the Chapter 11 filing, it will continue to perform all duties as servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer''s Chapter 11 filing.

     The Servicer''s Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     In September 2001, the Servicer and its parent company, PG&E Corporation, jointly filed with the Bankruptcy Court a proposed plan of reorganization (the ""Plan"") under Chapter 11 of the U.S. Bankruptcy Code and a proposed disclosure statement describing the Plan. The Plan was amended on several occasions after the initial filing. In April 2002, the CPUC proposed an alternative plan of reorganization. In March 2003, the Bankruptcy Court stayed all proceedings relating to the confirmation trial for the competing plans to allow the Servicer, the CPUC, and certain other parties to participate in a judicially supervised settlement conference in order to explore the possibility of resolving the differences between the competing plans of reorganization. On June 19, 2003, PG&E Corporation, the Servicer, and the staff of the CPUC announced a proposed settlement agreement that contemplates a new plan of reorganization (the ""Settlement Plan"") to supersede the competing plans of reorganization. The proposed settlement agreement is subject to the approval of the Boards of Directors of PG&E Corporation and the Servicer, as well as the CPUC, and the execution of the proposed settlement agreement by all parties on or before December 31, 2003. On September 26, 2003, the CPUC concluded the public evidentiary hearings on the proposed settlement agreement. The CPUC currently is expected to vote on the proposed settlement agreement in late December 2003. In addition, the Bankruptcy Court must confirm the Settlement Plan. The Bankruptcy Court confirmation hearing began on November 10, 2003. PG&E Funding LLC does not expect payments on the Notes to be affected by the Settlement Plan. The Servicer has asserted that the Settlement Plan will not have an adverse effect on its ability to perform all duties as servicer.

Results of Operations

     Income generated from the Transition Property receivable was approximately $21,613,000 and $68,532,000 for the three and nine months ended September 30, 2003, in comparison to approximately $26,902,000 and $84,725,000 for the three and nine months ended September 30, 2002. The decrease in 2003 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $252,000 and $895,000 for the three and nine months ended September 30, 2003, in comparison to approximately $441,000 and $1,235,000 for the three and nine months ended September 30, 2002. Interest income earned from other investments primarily includes interest earned on the Restricted funds balance. The decrease in interest income in 2003 was primarily due to a lower average interest rate on the Restricted funds.

     Interest expense was approximately $21,389,000 and $67,445,000 for the three and nine months ended September 30, 2003, in comparison to approximately $25,977,000 and $81,394,000 for the three and nine months ended September 30, 2002. Interest expense includes interest on the Notes, amortization of the Note discount, and amortization of issuance costs. The decrease in interest expense in 2003 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $819,000 and $2,585,000 during the three and nine months ended September 30, 2003, and approximately $1,000,000 and $3,129,000 during the three and nine months ended September 30, 2002. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2003 was due to the declining balance of the Notes.

     Administrative and general expenses were approximately $44,000 and $168,000 for the three and nine months ended September 30, 2003, and approximately $43,000 and $130,000 for the three and nine months ended September 30, 2002. Administrative and general expenses consist primarily of rent expenses, legal fees, and other administrative fees.

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

Operating Activities:

     Operating activities provided net cash of approximately $215,534,000 for the nine months ended September 30, 2003, and approximately $228,597,000 for the nine months ended September 30, 2002. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by the operating activities in 2003 was primarily due to a decrease in FTA Charges collected in 2003 as a result of a reduction in FTA Charge rates beginning January 1, 2003.

Investing Activities:

     Investing activities used net cash of approximately $1,332,000 for the nine months ended September 30, 2003, and used net cash of approximately $14,277,000 for the nine months ended September 30, 2002. The decrease in cash used by investing activities was primarily due to the use of greater amounts of Restricted funds (reserve subaccounts) for principal and interest payments in 2003 as a result of the decrease in the collection of FTA Charges during the year.

Financing Activities:

     Financing activities used net cash of approximately $213,576,000 and $213,410,000 for the nine months ended September 30, 2003, and 2002. Cash used in financing activities in both 2003 and 2002 was entirely related to principal payments on the Notes.

Restricted Funds

     The Restricted funds balance was approximately $68,283,000 at September 30, 2003, and approximately $66,951,000 at December 31, 2002. The Restricted funds balance includes collected FTA Charges and Subaccounts required by the Indenture.

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as ""Restricted funds"" in the Condensed Balance Sheets.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of September 30, 2003.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC''s significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2002 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC''s disclosure controls and procedures conducted as of September 30, 2003, PG&E Funding LLC''s principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC''s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer''s Certificate dated September 25, 2003, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 2003.

PG&E FUNDING LLC, as Registrant

By /s/ DINYAR B. MISTRY

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be filed by Item 601 of Regulation S-K:
	31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Quarterly Servicer''s Certificate dated September 25, 2003
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
(b)	Reports on Form 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.