Form 10-K
period 2003-12-31
PG&E FUNDING LLC
filed 2004-03-10
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

Commission File Number 333-30715

PG&E Funding LLC

(Exact name of registrant as specified in its charter)

Delaware	94-3274751

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Market Street, Suite 424 San Francisco, California	94105

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (415) 972-5467

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
              [  ] Yes                [X] No

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was $0.

Documents incorporated by reference: Not Applicable.

Part I

Item 1.   Business.

General

     PG&E Funding LLC is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California, owns all of the equity of PG&E Funding LLC. The principal executive office of PG&E Funding LLC is located at 245 Market Street, Suite 424, San Francisco, California 94105. PG&E Funding LLC's mailing address is Mail Code N4E, P.O. Box 770000, San Francisco, California 94177 and its phone number is (415) 972-5467.

     PG&E Funding LLC was organized in July 1997 for the limited purpose of (1) purchasing, holding, and servicing the Transition Property, as described below, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

     PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8, or the Notes, pursuant to an Indenture between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), as "Trustee". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     PG&E Funding LLC entered into a servicing agreement, or the Servicing Agreement, with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as "Servicer", to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC. (These agreements are discussed in greater detail in Note 5 of the Notes to the Financial Statements.)

     Since the purchase of the Transition Property and issuance of the Notes, the only material business conducted by PG&E Funding LLC has been the collection of the FTA Charges, as described below, and the repayment of the Notes. During 2003, PG&E Funding LLC collected approximately $389.5 million in FTA Charges and paid $380.1 million in principal, interest and other expenses. As of December 31, 2003, approximately $1.2 billion in principal amount of Notes remains outstanding, with scheduled maturities ranging from 2004 through 2007. The specific interest rate and maturity of each class of Notes still outstanding are specified in Note 4 of the Notes to Financial Statements.

Transition Property

    The California Public Utilities Code, or the PU Code, provides for the creation of Transition Property, the right to receive a specified amount from nonbypassable Fixed Transition Amount Charges, or the FTA Charges, payable by residential and small commercial electric customers. Transition Property is presented in the financial statements as Transition Property receivable. The FTA Charges were established by a financing order dated September 3, 1997, or the Financing Order, issued by the California Public Utilities Commission, or the CPUC, together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:

    repay in full the Certificates;
    fund the Overcollateralization and Capital Subaccounts, or the Subaccounts, established under the Indenture; and
    pay all related costs and fees.

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

     The Servicer has filed and the CPUC has approved the following advice letters in 2001, 2002, and 2003:

    In December 2001, the Servicer filed a routine advice letter advising the CPUC of an increase to the FTA Charges effective January 1, 2002. The increase was necessary due to an under-collection of FTA Charges in 2001 and an anticipated decline in electricity sales in 2002.
    In December 2002, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2003. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes.
    In December 2003, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2004. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes and the achievement of the required level of funding in the Subaccounts.

The Trust

     The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. The Trust does not conduct any other material business activities.

Item 2.   Properties.

     PG&E Funding LLC has no material physical properties. PG&E Funding LLC's primary asset is the Transition Property described in Item 1 (Business), above.

     The Trust has no material properties. The Trust's primary assets are the Notes described in Item 1 (Business), above.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings involving PG&E Funding LLC, the Trust, or the Transition Property.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

Sales of Unregistered Securities

     There is no established public trading market for PG&E Funding LLC's equity securities. Pacific Gas and Electric Company owns all of PG&E Funding LLC's equity. Pacific Gas and Electric Company purchased its membership interest in PG&E Funding LLC in July 1997 at a purchase price of $5,000 and has made capital contributions to PG&E Funding LLC totaling approximately $27,348,000 as of December 31, 2003. The purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PG&E Funding LLC has made no other sales of unregistered securities.

Restrictions on Dividends

     Under the Indenture, PG&E Funding LLC is prohibited from making any distributions to its member unless no default has occurred. The Indenture further restricts such a distribution based on the book value of PG&E Funding LLC. Under the Indenture, PG&E Funding LLC may make a distribution to its member only if its book value is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding, after taking into account the member distribution. During 2003, 2002 and 2001, PG&E Funding LLC did not make any distributions to its member. PG&E Funding LLC may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

Certificate Holders

     At March 10, 2004, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company, or the DTC. DTC holds securities for its participating organizations, which maintain security positions for their customers' accounts. The Certificates are not traded on any established trading market although market prices are available from financial information systems such as Bloomberg.

Item 6.   Selected Financial Data.

     Omitted pursuant to General Instruction I of Form 10-K. Not applicable to the Trust.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the attached financial statements.

     As discussed in Item 1 (Business) above, PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business). As a result, income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees, and incidental investment interest income.

     On January 4, 2001, Standard and Poors lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     On April 6, 2001, the Servicer filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. The Servicer has informed PG&E Funding LLC that, despite the bankruptcy filing, it will continue to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's Chapter 11 filing.

     The Servicer's bankruptcy proceedings resulted in a default under Section 7.01(d) of the Servicing Agreement. On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     In September 2001, the Servicer and its parent company, PG&E Corporation, proposed a plan of reorganization that would have disaggregated the Servicer's businesses. In April 2002, the CPUC proposed an alternative plan of reorganization that would not have disaggregated the Servicer's businesses. On December 19, 2003, the Servicer, PG&E Corporation and the CPUC entered into a settlement agreement, or the Settlement Agreement, that contemplated a new plan of reorganization to supersede the competing plans. Under the Settlement Agreement, the Servicer remains vertically integrated. On December 22, 2003, the Bankruptcy Court confirmed the new plan of reorganization, or the Plan of Reorganization, which fully incorporates the Settlement Agreement. Implementation of the Plan of Reorganization is subject to various conditions, including the consummation of the public offering of long-term debt, the receipt of investment grade credit ratings and final CPUC approval of the Settlement Agreement. PG&E Funding LLC does not expect payments on the Notes to be affected by the Plan of Reorganization. The Servicer has asserted that the Plan of Reorganization will not have an adverse effect on its ability to perform all duties as Servicer.

Results of Operations

     Income generated from the Transition Property receivable was approximately $92.3 million in 2003, $110.1 million in 2002, and $128.9 million in 2001. The decreases in income in 2003 and 2002 reflect the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1.2 million in 2003, $1.6 million in 2002, and $4.9 million in 2001. PG&E Funding LLC earns interest income on the Restricted funds balance as described below. The decreases in interest income in 2003 and 2002 were mainly due to a lower average interest rate on the Restricted funds.

     Interest expense was approximately $87.6 million in 2003, $106.2 million in 2002, and $124.5 million in 2001. Interest expense includes (1) interest on the Notes, (2) amortization of the Notes' discount, and (3) amortization of issuance costs. The decreases in interest expense in 2003 and 2002 were mainly due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $3.4 million in 2003, $4.1 million in 2002, and $4.8 million in 2001. Servicing fees are calculated as a percentage of the outstanding Note balance. The decreases in servicing fees in 2003 and 2002 were due to the declining balance of the Notes.

     Administrative and general fees were approximately $234,000 in 2003, $167,000 in 2002, and $224,000 in 2001. Administrative and general fees consist primarily of rent expenses, legal fees, and other administrative fees.

Liquidity and Financial Resources

     PG&E Funding LLC expects the future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property and providing administrative services to PG&E Funding LLC. (These agreements are discussed in greater detail in Note 5 of the Notes to the Financial Statements.)

Operating Activities:

     Operating activities provided net cash of approximately $300.6 million in 2003, $315.2 million in 2002, and $283.7 million in 2001. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The decrease in net cash provided by operating activities in 2003 was mainly due to a decrease in FTA Charges collected in 2003. The increase in net cash provided by operating activities in 2002 was mainly due to an increase in collection of FTA Charges and a decrease in payments for interest, servicing fees and other expenses.

     Collections of FTA Charges were approximately $389.5 million in 2003, $422.5 million in 2002, and $406.6 million in 2001. The decrease in collections in 2003 was due to a decrease in the FTA Charge rates beginning in January 1, 2003. The increase in collections in 2002 was due to an increase in the FTA Charge rates which became effective on January 1, 2002 and October 1, 2002.

     Interest payments on the Notes were approximately $86.4 million in 2003, $104.7 million in 2002, and $122.8 million in 2001. Payments for servicing fees and other expenses were approximately $3.6 million in 2003, $4.2 million in 2002, and $5.0 million in 2001. The decreases in payments made in 2003 and 2002 were mainly due to the declining balance of the Notes.

Investing Activities:

     Investing activities used net cash of approximately $9.7 million in 2003 and $24.2 million in 2002 and provided net cash of approximately $7.5 million in 2001. The decrease in net cash used by investing activities in 2003 was mainly due to the use of greater amounts of Restricted funds (reserve subaccounts) for principal and interest payments as a result of a decrease in the collection of FTA Charges during the year. The increase in net cash used by investing activities in 2002 was mainly the result of additional cash invested in a reserve subaccount due to an increase in FTA Charge collections.

Financing Activities:

     Financing activities used net cash of approximately $290.1 million in 2003, 2002, and 2001. Cash used in financing activities in all three years was entirely related to principal payments on the Notes.

FTA Charges and Restricted Funds

     The Restricted funds balances were approximately $76.6 million at December 31, 2003, and $67.0 million at December 31, 2002. The Restricted funds balances include collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take responsible actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of December 31, 2003.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC's significant accounting policies are discussed in Note 2 of the Notes to the financial statements.

Forward-Looking Statements

     This Annual Report on Form 10-K contains a forward-looking statement that future collections of FTA Charges are expected to be sufficient to cover scheduled principal and interest payments on the Notes and related expenses. This statement involves risks and uncertainties and is based on the beliefs and assumptions of management and on information currently available to management. Actual results or outcomes could differ materially as a result of various factors, including:

    future electricity sales levels, which are affected by a variety of factors, including general economic and financial market conditions, weather, conservation efforts, and outages; and
    updated assumptions by the Servicer as to future expenses relating to the Transition Property, the Notes, and the rate of delinquencies and write-offs.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Long Term Debt

The table below provides information about the Notes at December 31, 2003:
(in millions) Expected maturity date	2004	2005	2006	2007	Total

Expected principal payments	$290	$290	$290	$291	$1,161
Average interest rate	6.4%	6.4%	6.4%	6.5%	6.4%

The estimated fair value of the Notes based on market prices available from financial information systems such as Bloomberg was approximately $1.3 billion at December 31, 2003.

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

Independent Auditors' Report

To the Members of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company and wholly-owned subsidiary of Pacific Gas and Electric Company (a Debtor-in-Possession)) (the "Company") as of December 31, 2003 and 2002, and the related statements of income and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, Pacific Gas and Electric Company (a Debtor-in-Possession), the Servicer of the Transition Property, sought protection from its creditors by filing a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Code.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 1, 2004

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	For years ended December 31,

	2003	2002	2001

Income
Interest income from Transition Property receivable	$92,273	$110,139	$128,882
Other interest income	1,164	1,649	4,939

Total Income	93,437	111,788	133,821

Expenses
Interest expense	87,553	106,217	124,505
Servicing fees	3,358	4,083	4,808
Administrative and general	234	167	224

Total Expenses	91,145	110,467	129,537

Net Income	$2,292	$1,321	$4,284

Member's Equity At Beginning of Period	$52,145	$50,824	$46,540

Member's Distribution	---	---	---

Member's Equity At End of Period	$54,437	$52,145	$50,824

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	December 31,

	2003	2002

ASSETS

Current Assets
Cash and cash equivalents	$14,669	$13,786
Current portion of Transition Property
receivable	280,331	283,703

Total Current Assets	295,000	297,489

Noncurrent Assets
Restricted funds	76,613	66,951
Transition Property receivable	840,992	1,134,811
Unamortized debt issuance expenses	3,437	4,875

Total Noncurrent Assets	921,042	1,206,637

TOTAL ASSETS	$1,216,042	$1,504,126

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Accounts payable and accrued expenses	$ ---	$2
Interest payable	1,245	1,553
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,245	291,555

Long-term Debt	870,400	1,160,500
Unamortized bond discount	(40)	(74)

Long-term Debt	870,360	1,160,426

Commitments and Contingencies	---	---

Total Liabilities	1,161,605	1,451,981

Member's Equity	54,437	52,145

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,216,042	$1,504,126

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended December 31,

	2003	2002	2001

Cash Flows from Operating Activities
Net Income	$2,292	$1,321	$4,284
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from Transition Property receivable	(92,273)	(110,139)	(128,882)
Amortization of debt issuance expenses and unamortized
bond discount on long-term debt	1,472	1,809	2,291
Net effect of changes in operating assets and liabilities:
Transition Property receivable	389,464	422,534	406,590
Accounts payable	(2)	2	(2)
Interest payable	(308)	(305)	(621)

Net cash provided by operating activities	300,645	315,222	283,660

Cash Flows from Investing Activities
Decrease (Increase) in restricted funds	(9,662)	(24,188)	7,525

Net cash provided (used) by investing activities	(9,662)	(24,188)	7,525

Cash Flows from Financing Activities
Principal payments on long-term debt	(290,100)	(290,100)	(290,100)

Net cash used by financing activities	(290,100)	(290,100)	(290,100)

Net change in cash and cash equivalents	883	934	1,085

Cash and cash equivalents at January 1,	13,786	12,852	11,767

Cash and cash equivalents at December 31,	$14,669	$13,786	$12,852

Supplemental disclosures of cash flow
information:
Cash paid for interest	$86,389	$104,713	$122,835

See accompanying Notes to the Financial Statements.

PG&E Funding LLC
Notes to the Financial Statements

NOTE 1. BASIS OF PRESENTATION

     The Annual Report on Form 10-K includes the financial statements and notes of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

     PG&E Funding LLC was formed in July 1997 to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes, or the Notes. The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for Transition Property, as described below. Pacific Gas and Electric Company used the proceeds to finance a ten percent electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (electric industry restructuring legislation).

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from nonbypassable Fixed Transition Amount Charges, or the FTA Charges, payable by residential and small commercial electric customers. The California Public Utilities Commission, or the CPUC, authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Balance Sheets. The Restricted funds balance was approximately $76.6 million at December 31, 2003, and $67.0 million at December 31, 2002.

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

     On April 6, 2001, Pacific Gas and Electric Company, or the Servicer, filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. The Servicer has informed PG&E Funding LLC that, despite the Chapter 11 filing, it will continue to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee have not been interrupted by the Servicer's Chapter 11 filing.

     The Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement (as defined below). On April 11, 2001, the Trustee informed holders of the Certificates of the default. The Trustee indicated that it did not intend to pursue any remedies without the written request of the necessary number of holders of Certificates.

     In September 2001, the Servicer and its parent company, PG&E Corporation, proposed a plan of reorganization that would have disaggregated the Servicer's businesses. In April 2002, the CPUC proposed an alternative plan that would not have disaggregated the Servicer's businesses. On December 19, 2003, the Servicer, PG&E Corporation and the CPUC entered into a settlement agreement, or the Settlement Agreement, that contemplated a new plan of reorganization to supersede the competing plans. Under the Settlement Agreement, the Servicer remains vertically integrated. On December 22, 2003, the Bankruptcy Court confirmed the new plan of reorganization, or the Plan of Reorganization, which fully incorporates the Settlement Agreement. Implementation of the Plan of Reorganization is subject to various conditions, including the consummation of the public offering of long-term debt, the receipt of investment grade credit ratings and final CPUC approval of the Settlement Agreement. PG&E Funding LLC does not expect payments on the Notes to be affected by the Plan of Reorganization. The Servicer has asserted that the Plan of Reorganization will not have an adverse effect on its ability to perform all duties as Servicer.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

     Invested cash and other investments with original maturities of three months or less are considered cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted Funds

     Restricted funds balances include collected FTA Charges and Subaccounts required by the Indenture. The Restricted funds balances were as follows at December 31:

	December 31,

	2003	2002

	(in thousands)

General Subaccount	$34,171	$32,731
Reserve Subaccount	19,316	12,539
Overcollateralization Subaccount	8,710	7,260
Capital Subaccount	14,416	14,421

Total Restricted Funds	$76,613	$66,951

     Pursuant to an Indenture between PG&E Funding LLC and the Trustee, PG&E Funding LLC is required to maintain funds equal to approximately 0.5% of the original principal amount of the Notes, less $100,000, or approximately $14.4 million in the "Capital Subaccount" with the Trust. These funds are to be held in reserve and used only in the event that collections of the FTA Charges provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

     Additionally, the CPUC Financing Order provides that PG&E Funding LLC is to collect and maintain an additional reserve over the life of the Notes in the Overcollateralization Subaccount. The amount to be maintained increases in equal increments of $363,000 each quarter. The amount required was approximately $8.7 million at the end of 2003 and approximately $7.3 million at the end of 2002. The use of these funds is the same as the Capital Subaccount except that these funds are depleted before those in the Capital Subaccount are used.

Unamortized Debt Issuance Expenditures and Discount on the Notes

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

Revenue Recognition

     PG&E Funding LLC has one primary source of income, which is the income from the Transition Property receivable. PG&E Funding LLC's other source of income is the interest earned on the restricted cash accounts.

NOTE 3. TRANSITION PROPERTY RECEIVABLE

The following reconciles the changes in the Transition Property receivable balance during 2003 and 2002:
	2003	2002

	(in thousands)

Transition Property receivable, January 1	$1,418,514	$1,730,909
Income on Transition Property receivable	92,273	110,139
Less: FTA collections during the year	(389,464)	(422,534)

Total Transition Property receivable, December 31	1,121,323	1,418,514
Less: current portion	(280,331)	(283,703)

Non-current portion	$840,992	$1,134,811

The average yield on the Transition Property receivable balance was approximately 7.28% in 2003 and 6.98% in 2002.

NOTE 4. LONG TERM DEBT

     In December 1997, PG&E Funding LLC issued $2,901,000,000 of Notes to the Trust. The Trust, in turn, issued pass-through certificates, or the Certificates, known as "Rate Reduction Bonds" with an original principal amount equal to the original principal amount of the Notes. PG&E Funding LLC used the proceeds from the Notes to purchase the Transition Property receivable from Pacific Gas and Electric Company.

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2003, and December 31, 2002, are as follows:

			Principal Amount (in thousands)
Class	Scheduled Maturity Date	Interest Rate	2003		2002

A-6	September 25, 2003	6.32%	$	---	$184,500
A-7	September 25, 2006	6.42%		760,400	866,000
A-8	December 26, 2007	6.48%		400,000	400,000

Total Long-term Debt				$1,160,400	$1,450,500
Less: Current maturities				(290,000)	(290,000)
	Unamortized discount			(40)	(74)

Long-term Debt, net of current portion and unamortized discount				$870,360	$1,160,426

     The table below provides expected principal payments on the Notes:
(in millions) Expected maturity date	2004	2005	2006	2007	Total

Expected principal payments	$290	$290	$290	$291	$1,161
Average interest rate	6.4%	6.4%	6.4%	6.5%	6.4%

     The estimated fair value of the Notes was approximately $1.3 billion at December 31, 2003, and $1.6 billion at December 31, 2002. The estimated fair values are based on market prices available from financial information systems such as Bloomberg.

     The Notes will be repaid with FTA Charges authorized by the CPUC. The Servicer collects the FTA Charges from its residential and small commercial electric customers. The Servicer deposits the FTA Charges collected in an account maintained by the Trustee of the Trust. On January 4, 2001, Standard and Poors lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investor Services Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement (as described in Note 5 of the Notes to the Financial Statements), on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     Each quarter, the FTA Charges collected are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amount not required for debt service will be returned to PG&E Funding LLC.

NOTE 5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Transition Property Servicing Agreement, or the Servicing Agreement, the Servicer is required to (1) manage and administer the Transition Property of PG&E Funding LLC and (2) collect the FTA Charges from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on FTA Charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. PG&E Funding LLC incurred servicing fees of approximately $3.4 million in 2003, $4.1 million in 2002, and $4.8 million in 2001.

     Under the Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services to PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative servicing fees of approximately $100,000 in each of 2003, 2002, and 2001.

     The Trust was created for the limited purposes of (1) purchasing the Notes from PG&E Funding LLC, (2) issuing the Certificates, and (3) applying the proceeds from the Notes to the payment of the Certificates. Under a Fee and Indemnity Agreement, PG&E Funding LLC is responsible for paying all fees and expenses incurred by the Trust.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A.   Controls and Procedures.

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of December 31, 2003, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's controls over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. The Trust has no directors or officers.

Item 11.   Executive Compensation.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable to the Trust.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable to the Trust.

Item 13.   Certain Relationships and Related Transactions.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable to the Trust.

Item 14.   Principal Accountant Fees and Services.

     PG&E Funding LLC qualifies as an Asset-Backed Issuer. Disclosure omitted pursuant to General Instruction Item 14 of Form 10-K. Not applicable to the Trust.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	1.	Financial Statements.

The Financial Statements are listed under Item 8 of this report.

	2.	Financial Statement Schedules.

The required Financial Statement Schedules are listed under Item 8 of this report.

	3.	Exhibits.

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b)	The Company did not file any Current Reports on Form 8-K during the year ended December 31, 2003.

(c)	Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

(d)	Separate financial statements of: (1) subsidiaries not consolidated and 50%-or-less owned persons; (2) affiliates whose securities are pledged as collateral; and (3) other Schedules are not filed because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March 2004.

PG&E Funding LLC
(Registrant)

/s/ KENT M. HARVEY

Kent M. Harvey
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 10th day of March, 2004, in the capacities indicated.

	SIGNATURES	TITLES

(i)	Principal Executive Officer

/s/ KENT M. HARVEY

	Kent M. Harvey	Chairman and President

(ii)	Principal Financial Officer

/s/ MICHAEL J. DONNELLY

	Michael J. Donnelly	Treasurer

(iii)	Principal Accounting Officer

/s/ DINYAR B. MISTRY

	Dinyar B. Mistry	Controller

(iv)	Director

/s/ WALTER S. LEVISON

	Walter S. Levison	Director

EXHIBIT INDEX

23.1	Independent Auditors' Consent (Deloitte & Touche LLP)

31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Servicer's Certificate dated December 25, 2003

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.