Form 10-Q
period 2004-03-31
PG&E FUNDING LLC
filed 2004-05-06
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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
(IN THOUSANDS)

	(Unaudited)
	Three months ended
	March 31,

	2004	2003

Income
Interest income from Transition Property receivable	$22,211	$24,046
Other interest income	289	341

Total Income	22,500	24,387

Expenses
Interest expense	18,881	23,614
Servicing fees	725	906
Administrative and general	63	59

Total Expenses	19,669	24,579

Net Income (Loss)	$2,831	$(192)

Member's Equity At Beginning of Period	54,437	52,145

Member's Equity At End of Period	$57,268	$51,953

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	March 31,	December 31,
	2004	2003
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$14,958	$14,669
Current portion of Transition Property
receivable	281,011	280,331

Total Current Assets	295,969	295,000

Noncurrent Assets
Restricted funds	72,202	76,613
Transition Property receivable	772,779	840,992
Unamortized debt issuance expenses	3,163	3,437

Total Noncurrent Assets	848,144	921,042

TOTAL ASSETS	$1,144,113	$1,216,042

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$1,165	$1,245
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,165	291,245

Long-term Debt (net of discount)	795,680	870,360

Commitments and Contingencies	---	---

Total Liabilities	1,086,845	1,161,605

Member's Equity	57,268	54,437

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,144,113	$1,216,042

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2004	2003

Cash Flows from Operating Activities
Net Income (Loss)	$2,831	$(192)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income from Transition Property receivable	(22,211)	(24,046)
Amortization of debt issuance expenses and
bond discount on long-term debt	277	398
Net effect of changes in operating assets and liabilities:
Transition Property receivable	89,744	96,353
Accounts Payable	---	(2)
Interest Payable	(80)	(79)

Net cash provided by operating activities	$70,561	$72,432

Cash Flows from Investing Activities
Decrease in restricted funds	$4,411	$2,701

Net cash provided by investing activities	$4,411	$2,701

Cash Flows from Financing Activities
Principal payments on long-term debt	$(74,683)	$(74,795)

Net cash used by financing activities	$(74,683)	$(74,795)

Net change in cash and cash equivalents	289	338

Cash and cash equivalents at January 1,	14,669	13,786

Cash and cash equivalents at March 31,	$14,958	$14,124

Supplemental disclosures of cash flow
information:
Cash paid for interest	$18,684	$23,295

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

     PG&E Funding LLC was formed in July 1997 to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes, or the Notes. The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for Transition Property, as described below. Pacific Gas and Electric Company used the proceeds to finance a ten percent electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477, or the electric industry restructuring legislation.

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the condensed financial statements as "Transition Property receivable") from nonbypassable Fixed Transition Amount Charges, or the FTA Charges, payable by residential and small commercial electric customers. The California Public Utilities Commission, or the CPUC, authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted funds" in the Condensed Balance Sheets. The Restricted funds balance was approximately $72.2 million at March 31, 2004, and $76.6 million at December 31, 2003.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expense and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

     In addition, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company (discussed below). PG&E Funding LLC is legally separate from Pacific Gas and Electric Company. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation. The Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to dissolve after the scheduled maturity of the Notes on December 26, 2007.

     PG&E Funding LLC entered into a servicing agreement, or the Servicing Agreement, with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as Servicer, to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC.

     On April 6, 2001, Pacific Gas and Electric Company, or the Servicer, filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California, or the Bankruptcy Court. Although the Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement, the Servicer continued to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee were not interrupted by the Servicer's Chapter 11 filing. On April 12, 2004, the Servicer's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective. The implementation of the plan of reorganization did not affect PG&E Funding LLC's payments on the Notes.

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

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2003 Annual Report on Form 10-K.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the condensed financial statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

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

     The California Public Utilities Code, or the PU Code, provides for the creation of Transition Property, the right to receive a specified amount from nonbypassable Fixed Transition Amount Charges, or the FTA Charges, payable by residential and small commercial electric customers. Transition Property is presented in the condensed financial statements as Transition Property receivable. The FTA Charges were established by a financing order dated September 3, 1997, or the Financing Order, issued by the California Public Utilities Commission, or the CPUC, together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:

    repay in full the Certificates;
    fund the Overcollateralization and Capital Subaccounts, or the Subaccounts, established under the Indenture; and
    pay all related costs and fees.

     PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8, or the Notes, pursuant to an Indenture between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), as "Trustee". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     PG&E Funding LLC entered into a servicing agreement, or the Servicing Agreement, with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as Servicer, to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC.

     On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service lowered the short-term credit rating of the Servicer to P-3. The Servicer currently does not have a short-term credit rating. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

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

     In December 2003, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2004. The CPUC approved the filing on January 7, 2004. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes and the achievement of the required level of funding in the Subaccounts.

     On April 6, 2001, the Servicer filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California, or the Bankruptcy Court. Although the Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement, the Servicer continued to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee were not interrupted by the Servicer's Chapter 11 filing. On April 12, 2004, the Servicer's plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code became effective. The implementation of the plan of reorganization did not affect PG&E Funding LLC's payments on the Notes.

Results of Operations

     Income generated from the Transition Property receivable was approximately $22.2 million for the three months ended March 31, 2004, in comparison to approximately $24.0 million for the three months ended March 31, 2003. The decrease in 2004 reflects the declining Transition Property receivable balance. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expense and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

     Interest income earned from other investments was approximately $289,000 for the three months ended March 31, 2004, in comparison to approximately $341,000 for the three months ended March 31, 2003. PG&E Funding LLC earns interest income on the Restricted funds balance. The decrease in interest income in 2004 was mainly due to a lower average interest rate on the Restricted funds.

     Interest expense was approximately $18.9 million for the three months ended March 31, 2004, in comparison to approximately $23.6 million for the three months ended March 31, 2003. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of issuance costs. The decrease in interest expense in 2004 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $725,000 during the three months ended March 31, 2004, and approximately $906,000 during the three months ended March 31, 2003. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2004 was due to the declining balance of the Notes.

Liquidity and Financial Resources

     PG&E Funding LLC expects that future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. As previously discussed, income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property and providing administrative services to PG&E Funding LLC.

Operating Activities:

     Operating activities provided net cash of approximately $70.6 million for the three months ended March 31, 2004, and approximately $72.4 million for the three months ended March 31, 2003. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by the operating activities in 2004 was primarily due to a decrease in FTA Charges collected in 2004 as a result of a reduction in FTA Charge rates that became effective on January 1, 2004.

Investing Activities:

     Investing activities provided net cash of approximately $4.4 million for the three months ended March 31, 2004, and $2.7 million for the three months ended March 31, 2003. The increase in cash provided by investing activities was primarily due to the use of greater amounts of Restricted funds as a result of the decrease in cash provided by operating activities.

Financing Activities:

     Financing activities used net cash of approximately $74.7 million and $74.8 million for the three months ended March 31, 2004, and 2003. Cash used in financing activities in both 2004 and 2003 was entirely related to principal payments on the Notes.

Restricted Funds

     The Restricted funds balance was approximately $72.2 million at March 31, 2004, and approximately $76.6 million at December 31, 2003. The Restricted funds balance includes collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted funds. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of March 31, 2004.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2003 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of March 31, 2004, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated March 25, 2004, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be filed by Item 601 of Regulation S-K:
	31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Quarterly Servicer's Certificate dated March 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
(b)	Reports on Form 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May 2004.

PG&E FUNDING LLC, as Registrant

By /s/ DINYAR B. MISTRY

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.