Form 10-Q
period 2004-06-30
PG&E FUNDING LLC
filed 2004-08-03
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1 (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)
	(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Income
Interest income from Transition Property receivable	$20,335	$22,873	$42,546	$46,919
Other interest income	273	302	562	643

Total Income	20,608	23,175	43,108	47,562

Expenses
Interest expense	17,692	22,442	36,573	46,056
Servicing fees	679	860	1,404	1,766
Administrative and general	33	65	96	124

Total Expenses	18,404	23,367	38,073	47,946

Net Income (Loss)	$2,204	$(192)	$5,035	$(384)

Member's Equity At Beginning of Period	57,268	51,953	54,437	52,145

Member's Equity At End of Period	$59,472	$51,761	$59,472	$51,761

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	June 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$15,024	$14,669
Current portion of Transition Property
receivable	284,220	280,331

Total Current Assets	299,244	295,000

Noncurrent Assets
Restricted cash	67,212	76,613
Transition Property receivable	710,549	840,992
Unamortized debt issuance costs	2,890	3,437

Total Noncurrent Assets	780,651	921,042

TOTAL ASSETS	$1,079,895	$1,216,042

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$1,095	$1,245
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,095	291,245

Long-term Debt (net of discount)	729,328	870,360

Commitments and Contingencies	---	---

Total Liabilities	1,020,423	1,161,605

Member's Equity	59,472	54,437

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,079,895	$1,216,042

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Six months ended June 30,
	2004	2003

Cash Flows from Operating Activities
Net Income (Loss)	$5,035	$(384)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income from Transition Property receivable	(42,546)	(46,919)
Amortization of debt issuance costs and
bond discount on long-term debt	553	797
Net effect of changes in operating assets and liabilities:
Transition Property receivable	169,100	182,546
Accounts Payable	---	(2)
Interest Payable	(150)	(148)

Net cash provided by operating activities	131,992	135,890

Cash Flows from Investing Activities
Decrease in restricted cash	9,401	5,685

Net cash provided by investing activities	9,401	5,685

Cash Flows from Financing Activities
Principal payments on long-term debt	(141,038)	(140,895)

Net cash used by financing activities	(141,038)	(140,895)

Net change in cash and cash equivalents	355	680

Cash and cash equivalents at January 1,	14,669	13,786

Cash and cash equivalents at June 30,	$15,024	$14,466

Supplemental disclosures of cash flow
information:
Cash paid for interest	$36,170	$45,407

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

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets. The Restricted cash balance was approximately $67.2 million at June 30, 2004, and $76.6 million at December 31, 2003.

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

     On April 6, 2001, Pacific Gas and Electric Company, or the Servicer, filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California, or the Bankruptcy Court. Although the Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement, the Servicer continued to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee were not interrupted by the Servicer's Chapter 11 filing. On April 12, 2004, the Servicer's plan of reorganization under Chapter 11 of the Bankruptcy Code became effective, at which time the Servicer emerged from bankruptcy. The implementation of the plan of reorganization did not affect PG&E Funding LLC's payments on the Notes.

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

Note 2. Summary of Accounting Policies

     PG&E Funding LLC's accounting policies are disclosed in its 2003 Annual Report on Form 10-K.

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

     On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service lowered the short-term credit rating of the Servicer to P-3. The Servicer currently has no short-term credit rating. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

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

     On April 6, 2001, the Servicer filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of California, or the Bankruptcy Court. Although the Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement, the Servicer continued to perform all duties as Servicer, including remitting daily to the Trustee all FTA Charges collected. Remittances from the Servicer to the Trustee were not interrupted by the Servicer's Chapter 11 filing. On April 12, 2004, the Servicer's plan of reorganization under Chapter 11 of the Bankruptcy Code became effective, at which time the Servicer emerged from bankruptcy. The implementation of the plan of reorganization did not affect PG&E Funding LLC's payments on the Notes.

Results of Operations

     Income generated from the Transition Property receivable was approximately $20.3 million and $42.5 million for the three and six months ended June 30, 2004, in comparison to $22.9 million and $46.9 million for the three and six months ended June 30, 2003. The decrease in 2004 reflects the declining Transition Property receivable balance. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expense and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

     Interest income earned from other investments was approximately $273,000 and $562,000 for the three and six months ended June 30, 2004, in comparison to approximately $302,000 and $643,000 for the three and six months ended June 30, 2003. PG&E Funding LLC earns interest income on the Restricted cash balance. The decrease in interest income in 2004 was primarily due to a decrease in the average Restricted cash balance. The decrease in the average Restricted cash balance is due to the decrease in FTA Charges collected in 2004 as a result of a reduction in FTA Charge rates that became effective January 1, 2004.

     Interest expense was approximately $17.7 million and $36.6 million for the three and six months ended June 30, 2004, in comparison to approximately $22.4 million and $46.1 million for the three and six months ended June 30, 2003. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of issuance costs. The decrease in interest expense in 2004 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $679,000 and $1,404,000 during the three and six months ended June 30, 2004, and $860,000 and $1,766,000 during the three and six months ended June 30, 2003. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2004 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $132.0 million for the six months ended June 30, 2004, and $135.9 million for the six months ended June 30, 2003. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The decrease in net cash provided by the operating activities in 2004 was primarily due to a decrease in FTA Charges collected in 2004 as a result of a reduction in FTA Charge rates that became effective January 1, 2004.

Investing Activities:

     Investing activities provided net cash of approximately $9.4 million for the six months ended June 30, 2004, and provided net cash of approximately $5.7 million for the six months ended June 30, 2003. The increase in net cash provided by investing activities was primarily due to the use of greater amounts of Restricted cash as a result of the decrease in cash provided by operating activities.

Financing Activities:

     Financing activities used net cash of approximately $141.0 million and $140.9 million for the six months ended June 30, 2004, and 2003. Cash used in financing activities in both 2004 and 2003 was entirely related to principal payments on the Notes.

Restricted Cash

     The Restricted cash balance was approximately $67.2 million at June 30, 2004, and $76.6 million at December 31, 2003. The Restricted cash balance includes collected FTA Charges and Subaccounts required by the Indenture.

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within the Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any routine change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of June 30, 2004.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the amounts reported in the financial statements.

Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC's accounting policies are disclosed in its 2003 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of June 30, 2004, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated June 25, 2004, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required to be filed by Item 601 of Regulation S-K:
	31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Quarterly Servicer's Certificate dated June 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.
(b)	Reports on Form 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August 2004.

PG&E FUNDING LLC, as Registrant

By /s/ DINYAR B. MISTRY

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated June 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.