Form 10-Q
period 2004-09-30
PG&E FUNDING LLC
filed 2004-11-04
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1 (a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)
	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Income
Interest income from Transition Property receivable	$18,467	$21,613	$61,013	$68,532
Other interest income	402	252	964	895

Total Income	18,869	21,865	61,977	69,427

Expenses
Interest expense	16,620	21,389	53,193	67,445
Servicing fees	637	819	2,041	2,585
Administrative and general	30	44	126	168 124

Total Expenses	17,287	22,252	55,360	70,198

Net Income (Loss)	1,582	(387)	6,617	(771)

Member's Equity At Beginning of Period	59,472	51,761	54,437	52,145

Member's Equity At End of Period	$61,054	$51,374	$61,054	$51,374

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$15,358	$14,669
Current portion of Transition Property
receivable	277,249	280,331

Total Current Assets	292,607	295,000

Noncurrent Assets
Restricted cash	89,693	76,613
Transition Property receivable	623,813	840,992
Unamortized debt issuance expenses	2,617	3,437

Total Noncurrent Assets	716,123	921,042

TOTAL ASSETS	$1,008,730	$1,216,042

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$ 1,017	$ 1,245
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	291,017	291,245

Long-term Debt (net of discount)	656,659	870,360

Commitments and Contingencies	---	---

Total Liabilities	947,676	1,161,605

Member's Equity	61,054	54,437

TOTAL LIABILITIES AND MEMBER'S EQUITY	$1,008,730	$1,216,042

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Nine months ended September 30,
	2004	2003

Cash Flows from Operating Activities
Net Income (Loss)	$6,617	$(771)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income from Transition Property receivable	(61,013)	(68,532)
Amortization of debt issuance costs and
bond discount on long-term debt	830	1,195
Net effect of changes in operating assets and liabilities:
Transition Property receivable	281,274	283,870
Accounts Payable	---	(2)
Interest Payable	(228)	(226)
Net cash provided by operating activities	227,480	215,534

Cash Flows from Investing Activities
Increase in restricted cash	(13,080)	(1,332)

Net cash used by investing activities	(13,080)	(1,332)

Cash Flows from Financing Activities
Principal payments on long-term debt	(213,711)	(213,576)

Net cash used by financing activities	(213,711)	(213,576)

Net change in cash and cash equivalents	689	626

Cash and cash equivalents at January 1,	14,669	13,786

Cash and cash equivalents at September 30,	$15,358	$14,412

Supplemental disclosures of cash flow
information:
Cash paid for interest	$52,591	$66,476

See accompanying Notes to the Condensed Financial Statements.

PG&E Funding LLC
Notes to the Condensed Financial Statements

Note 1. Basis of Presentation

     This Quarterly Report on Form 10-Q includes the unaudited Condensed Financial Statements and Notes of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

     PG&E Funding LLC was formed in July 1997 to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes, or the Notes. The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for Transition Property as described below. Pacific Gas and Electric Company used the proceeds to finance a ten percent electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477, or the electric industry restructuring legislation.

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

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets. The Restricted cash balance was approximately $89.7 million at September 30, 2004, and $76.6 million at December 31, 2003.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

     In December 2003, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2004. The CPUC approved the filing on January 7, 2004. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes and the achievement of the required level of funding in the Subaccounts. On August 19, 2004, the Servicer filed a routine advice letter informing the CPUC that the FTA charges currently in effect were adequate and that no adjustments to the FTA charges were required.

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

     In September 2004, the Servicer remitted to the Trustee an additional $16.3 million in FTA remittances to correct an under reporting of FTA collections for the period from March to July 2004, in compliance with Section 7.01(a) of the Servicing Agreement. Additionally, in October 2004, the Servicer determined that there had been an over remittance to the Trustee during the period from March to August 2004 of approximately $3.7 million, and offset this amount against the FTA remittances to the Trustee, in compliance with Section 6.11(d) of the Servicing Agreement.

Results of Operations

     Income generated from the Transition Property receivable was approximately $18.5 million and $61.0 million for the three and nine months ended September 30, 2004, in comparison to approximately $21.6 million and $68.5 million for the three and nine months ended September 30, 2003. The decrease in 2004 reflects the declining Transition Property receivable balance. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

     Interest income earned from other investments was approximately $402,000 and $964,000 for the three and nine months ended September 30, 2004, in comparison to approximately $252,000 and $895,000 for the three and nine months ended September 30, 2003. PG&E Funding LLC earns interest income on its Restricted cash balance. The increase in interest income in 2004 was mainly due to an increase in the average Restricted cash balance and a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $16.6 million and $53.2 million for the three and nine months ended September 30, 2004, in comparison to approximately $21.4 million and $67.4 million for the three and nine months ended September 30, 2003. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of issuance costs. The decrease in interest expense in 2004 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $637,000 and $2,041,000 during the three and nine months ended September 30, 2004, and approximately $819,000 and $2,585,000 during the three and nine months ended September 30, 2003. Servicing fees are calculated as a percentage of the outstanding Note balance. The decrease in servicing fees in 2004 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $227.5 million for the nine months ended September 30, 2004, and approximately $215.5 million for the nine months ended September 30, 2003. Cash provided by operating activities represents the excess collection of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The increase in net cash provided by operating activities in 2004 was primarily a result of a higher amount of FTA charges collected for the period due to higher sales than estimated when FTA rates were set for 2004.

Investing Activities:

     Investing activities used net cash of approximately $13.1 million for the nine months ended September 30, 2004, and used net cash of approximately $1.3 million for the nine months ended September 30, 2003. The increase in net cash used by investing activities was primarily due to an increase in the average Restricted cash balance. The increase in the average Restricted cash balance was due to a higher average interest rate on the Restricted cash balance and the use of less Restricted cash for principal and interest payments in 2004 as a result of an increase in cash provided by operating activities.

Financing Activities:

     Financing activities used net cash of approximately $213.7 million and $213.6 for the nine months ended September 30, 2004, and 2003. Cash used in financing activities in both 2004 and 2003 was entirely related to principal payments on the Notes.

Restricted Cash

     The Restricted cash balance was approximately $89.7 million at September 30, 2004, and approximately $76.6 million at December 31, 2003. The Restricted cash balance includes collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of September 30, 2004.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of September 30, 2004, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated September 25, 2004, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:
	31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	3 31.2 .	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
	32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
	99.1	Quarterly Servicer's Certificate dated September 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November 2004.

PG&E FUNDING LLC, as Registrant

By /s/ Dinyar B. Mistry

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated September 25, 2004
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.