Form 10-K
period 2004-12-31
PG&E FUNDING LLC
filed 2005-03-04
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

     Since the purchase of the Transition Property and issuance of the Notes, the only material business conducted by PG&E Funding LLC has been the collection of the FTA Charges, as described below, and the repayment of the Notes. During 2004, PG&E Funding LLC collected approximately $378 million in FTA Charges and paid $361 million in principal, interest and other expenses. As of December 31, 2004, approximately $871 million in principal amount of Notes remains outstanding, with scheduled maturities ranging from 2006 through 2007. The specific interest rate and maturity of each class of Notes still outstanding are specified in Note 4 of the Notes to Financial Statements.

Transition Property

    The California Public Utilities Code, or the PU Code, provides for the creation of Transition Property, which is the right to receive a specified amount from nonbypassable Fixed Transition Amount Charges, or FTA Charges, payable by residential and small commercial electric customers. Transition Property is presented in the financial statements as Transition Property receivable. The FTA Charges were established by a financing order dated September 3, 1997, or the Financing Order, issued by the California Public Utilities Commission, or the CPUC, together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:

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

     The Servicer has filed and the CPUC has approved the following advice letters in 2002, 2003, and 2004:

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
    In December 2004, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2005. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes and the achievement of the required level of funding in the Subaccounts.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.

Sales of Unregistered Securities

     There is no established public trading market for PG&E Funding LLC's equity securities. Pacific Gas and Electric Company owns all of PG&E Funding LLC's equity. Pacific Gas and Electric Company purchased its membership interest in PG&E Funding LLC in July 1997 at a purchase price of $5,000 and has made capital contributions to PG&E Funding LLC totaling approximately $27,348,000 as of December 31, 2004. The purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PG&E Funding LLC has made no other sales of unregistered securities.

Restrictions on Dividends

     Under the Indenture, PG&E Funding LLC is prohibited from making any distributions to its member unless no default has occurred. The Indenture further restricts such a distribution based on the book value of PG&E Funding LLC. Under the Indenture, PG&E Funding LLC may make a distribution to its member only if its book value is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding, after taking into account the member distribution. During 2004, 2003 and 2002, PG&E Funding LLC did not make any distributions to its member. PG&E Funding LLC may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

Certificate Holders

     At February 24, 2005, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company, or DTC. DTC holds securities for its participating organizations, which maintain security positions for their customers' accounts. The Certificates are not traded on any established trading market although market prices are available from financial information systems such as Bloomberg.

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

     As discussed in Item 1 (Business) above, PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business). As a result, income statement effects were limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees, administrative expenses and incidental investment interest income.

     On January 4, 2001, Standard and Poor's Rating Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. The Servicer currently has no short-term credit rating. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     On April 6, 2001, the Servicer filed a voluntary petition for relief under the provisions of Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, or the Bankruptcy Court. Although the Servicer's Chapter 11 proceedings resulted in a Servicer default under Section 7.01(d) of the Servicing Agreement, the Servicer continued to perform all duties as Servicer, including remitting daily to the Trustee all the FTA Charges collected. Remittances from the Servicer to the Trustee were not interrupted by the Servicer's Chapter 11 filing. On April 12, 2004, the Servicer's plan of reorganization under Chapter 11 of the Bankruptcy Code became effective, at which time the Servicer emerged from bankruptcy. The implementation of the plan of reorganization did not affect PG&E Funding LLC's payments on the Notes.

In September 2004, the Servicer remitted to the Trustee an additional $16 million in FTA remittances to correct an under reporting of FTA collections for the period from March to July 2004, in compliance with Section 7.01(a) of the Servicing Agreement. Additionally, in October 2004, the Servicer determined that there had been an over remittance to the Trustee during the period from March to August 2004 of approximately $4 million, and offset this amount against the FTA remittances to the Trustee, in compliance with Section 6.11(d) of the Servicing Agreement.

Results of Operations

     Income generated from the Transition Property receivable was approximately $78 million in 2004, $92 million in 2003, and $110 million in 2002. The decreases in income in 2004 and 2003 reflect the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $2 million in 2004, $1 million in 2003, and $2 million in 2002. PG&E Funding LLC earns interest income on the Restricted cash balance as described below. The increase in interest income in 2004 was mainly due to an increase in the average Restricted cash balance and a higher average interest rate on the Restricted cash balance. The decrease in interest income in 2003 was mainly due to a lower average interest rate on the Restricted cash balance.

     Interest expense was approximately $69 million in 2004, $88 million in 2003, and $106 million in 2002. Interest expense includes (1) interest on the Notes, (2) amortization of the Notes' discount, and (3) amortization of issuance costs. The decreases in interest expense in 2004 and 2003 were mainly due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $2.6 million in 2004, $3.4 million in 2003, and $4.1 million in 2002. Servicing fees are calculated as a percentage of the outstanding Note balance. The decreases in servicing fees in 2004 and 2003 were due to the declining balance of the Notes.

     Administrative and general fees were approximately $168,000 in 2004, $234,000 in 2003, and $167,000 in 2002. Administrative and general fees consist primarily of rent expenses, legal fees, and other administrative fees.

Liquidity and Financial Resources

     PG&E Funding LLC expects the future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property and providing administrative services to PG&E Funding LLC. (These agreements are discussed in greater detail in Note 5 of the Notes to the Financial Statements.)

Operating Activities:

     Operating activities provided net cash of approximately $309 million in 2004, $301 million in 2003, and $315 million in 2002. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The increase in net cash provided by operating activities in 2004 was primarily a result of a higher amount of excess FTA charges collected over cash payments for interest, servicing fees and administrative and general operating expenses for the period due to higher sales than estimated when FTA rates were set for 2004, combined with decreasing payments for interest and servicing fees due to the declining balance on the Notes. The decrease in net cash provided by operating activities in 2003 was mainly due to a decrease in FTA Charges collected in 2003 as discussed below.

     Collections of FTA Charges were approximately $378 million in 2004, $390 million in 2003, and $423 million in 2002. The decrease in collections in 2004 and 2003 was due to a decrease in the FTA Charge rates beginning in January 1, 2004 and 2003.

     Interest payments on the Notes were approximately $68 million in 2004, $86 million in 2003, and $105 million in 2002. Payments for servicing fees and other expenses were approximately $3 million in 2004, $4 million in 2003, and $4 million in 2002. The decreases in payments made in 2004 and 2003 were mainly due to the declining balance of the Notes.

Investing Activities:

     Investing activities used net cash of approximately $17 million in 2004 and $10 million in 2003 and $24 million in 2002. The increase in net cash used by investing activities was primarily due to an increase in the average Restricted cash balance. The increase in the average Restricted cash balance was due to a higher average interest rate on the Restricted cash balance and the use of less Restricted cash for principal and interest payments in 2004 as a result of an increase in cash provided by operating activities. The decrease in net cash used by investing activities in 2003 was mainly due to the use of greater amounts of Restricted cash (reserve subaccounts) for principal and interest payments as a result of a decrease in the collection of FTA Charges during the year.

Financing Activities:

     Financing activities used net cash of approximately $290 million in 2004, 2003, and 2002. Cash used in financing activities in all three years was entirely related to principal payments on the Notes.

FTA Charges and Restricted Cash

     The Restricted cash balances were approximately $94 million in December 31, 2004, and $77 million at December 31, 2003. The Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture.

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Balance Sheets.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take responsible actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of December 31, 2004.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Long Term Debt

The table below provides information about the Notes at December 31, 2004:
(in millions) Expected maturity date	2005	2006	2007	Total

Expected principal payments	$290	$290	$291	$871
Average interest rate	6.4%	6.4%	6.5%	6.4%

The estimated fair value of the Notes based on market prices available from financial information systems such as Bloomberg was approximately $911 million at December 31, 2004.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company and wholly-owned subsidiary of Pacific Gas & Electric Company) (the "Company") as of December 31, 2004 and 2003, and the related statements of income and changes in member's equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 2, 2005

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	For years ended December 31,

	2004	2003	2002

Income
Interest income from Transition Property receivable	$77,761	$92,273	$110,139
Other interest income	1,589	1,164	1,649

Total Income	79,350	93,437	111,788

Expenses
Interest expense	68,642	87,553	106,217
Servicing fees	2,633	3,358	4,083
Administrative and general	168	234	167

Total Expenses	71,443	91,145	110,467

Net Income	$7,907	$2,292	$1,321

Member's Equity At Beginning of Period	$54,437	$52,145	$50,824

Member's Distribution	-	-	-

Member's Equity At End of Period	$62,344	$54,437	$52,145

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	December 31,

	2004	2003

ASSETS

Current Assets
Cash and cash equivalents	$15,966	$14,669
Current portion of Transition Property
receivable	273,822	280,331

Total Current Assets	289,788	295,000

Noncurrent Assets
Restricted cash	93,777	76,613
Transition Property receivable	547,644	840,992
Unamortized debt issuance expenses	2,343	3,437

Total Noncurrent Assets	643,764	921,042

TOTAL ASSETS	$933,552	$1,216,042

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$ 935	$ 1,245
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	290,935	291,245

Long-term Debt	580,300	870,400
Unamortized bond discount	(27)	(40)

Long-term Debt	580,273	870,360

Commitments and Contingencies

Total Liabilities	871,208	1,161,605

Member's Equity	62,344	54,437

TOTAL LIABILITIES AND MEMBER'S EQUITY	$933,552	$1,216,042

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities
Net Income	$7,907	$2,292	$1,321
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from Transition Property receivable	(77,761)	(92,273)	(110,139)
Amortization of debt issuance expenses and unamortized
bond discount on long-term debt	1,107	1,472	1,809
Net effect of changes in operating assets and liabilities:
Transition Property receivable	377,618	389,464	422,534
Accounts payable	-	(2)	2
Interest payable	(310)	(308)	(305)

Net cash provided by operating activities	308,561	300,645	315,222

Cash Flows from Investing Activities
Increase in restricted cash	(17,164)	(9,662)	(24,188)

Net cash used by investing activities	(17,164)	(9,662)	(24,188)

Cash Flows from Financing Activities
Principal payments on long-term debt	(290,100)	(290,100)	(290,100)

Net cash used by financing activities	(290,100)	(290,100)	(290,100)

Net change in cash and cash equivalents	1,297	883	934

Cash and cash equivalents at January 1,	14,669	13,786	12,852

Cash and cash equivalents at December 31,	$15,966	$14,669	$13,786

Supplemental disclosures of cash flow
information:
Cash paid for interest	$67,845	$86,389	$104,713

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

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property receivable") from nonbypassable Fixed Transition Amount Charges, or FTA Charges, payable by residential and small commercial electric customers. The California Public Utilities Commission, or the CPUC, authorized FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Balance Sheets. The Restricted cash balance was approximately $94 million at December 31, 2004, and $77 million at December 31, 2003.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. Accordingly, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

Restricted Cash

     Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture. The Restricted cash balances were as follows at December 31:

	December 31,

	2004	2003

	(in thousands)

General Subaccount	$29,812	$34,171
Reserve Subaccount	39,269	19,316
Overcollateralization Subaccount	10,209	8,710
Capital Subaccount	14,487	14,416

Total Restricted cash	$93,777	$76,613

     Pursuant to an Indenture between PG&E Funding LLC and the Trustee, PG&E Funding LLC is required to maintain funds equal to approximately 0.5% of the original principal amount of the Notes, less $100,000, or approximately $14.5 million in the "Capital Subaccount" with the Trust. These funds are to be held in reserve and used only in the event that collections of the FTA Charges provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

     Additionally, the CPUC Financing Order provides that PG&E Funding LLC is to collect and maintain an additional reserve over the life of the Notes in the Overcollateralization Subaccount. The amount to be maintained increases in equal increments of a minimum of $363,000 each quarter. The amount required was approximately $10 million at the end of 2004 and approximately $9 million at the end of 2003. The use of these funds is the same as the Capital Subaccount except that these funds are to be depleted before those in the Capital Subaccount are used.

Unamortized Debt Issuance Expenses and Discount on the Notes

     The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized on a straight-line basis over the life of each respective class of Notes, which approximates the effective interest method. The expenses are reflected in interest expense in the accompanying statements of income and changes in member's equity.

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

Revenue Recognition

     PG&E Funding LLC has one primary source of income, which is the income from the Transition Property receivable. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. As PG&E Funding LLC's most significant expense is the interest expense on the Notes, the interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes. PG&E Funding LLC's other source of income is the interest earned on the Restricted cash accounts.

NOTE 3. TRANSITION PROPERTY RECEIVABLE

The following reconciles the changes in the Transition Property receivable balance during 2004 and 2003:
	2004	2003

	(in thousands)

Transition Property receivable, January 1	$1,121,323	$1,418,514
Income on Transition Property receivable	77,761	92,273
Less: FTA collections during the year	(377,618)	(389,464)

Total Transition Property receivable, December 31	821,466	1,121,323
Less: current portion	(273,822)	(280,331)

Non-current portion	$547,644	$840,992

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

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2004, and December 31, 2003, are as follows:

			Principal Amount (in thousands)
Class	Scheduled Maturity Date	Interest Rate	2004	2003

A-7	September 25, 2006	6.42%	470,300	760,400
A-8	December 26, 2007	6.48%	400,000	400,000

Total Long-term Debt			$870,300	$1,160,400
Less: Current maturities			(290,000)	(290,000)
Unamortized discount			(27)	(40)

Long-term Debt, net of current portion and unamortized discount			$580,273	$870,360

     The table below provides the expected principal payments on the Notes:
(in millions) Expected maturity date	2005	2006	2007	Total

Expected principal payments	$290	$290	$291	$871
Average interest rate	6.4%	6.4%	6.5%	6.4%

     The estimated fair value of the Notes was approximately $911 million at December 31, 2004, and $1 billion at December 31, 2003. The estimated fair values are based on market prices available from financial information systems such as Bloomberg.

     The Notes will be repaid with FTA Charges authorized by the CPUC. The Servicer collects the FTA Charges from its residential and small commercial electric customers. The Servicer deposits the FTA Charges collected in an account maintained by the Trustee of the Trust. On January 4, 2001, Standard and Poor's Ratings Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement (as described in Note 5 of the Notes to the Financial Statements), on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis.

     Each quarter, the FTA Charges collected are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amount not required for debt service will be returned to PG&E Funding LLC.

NOTE 5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Transition Property Servicing Agreement, or the Servicing Agreement, the Servicer is required to (1) manage and administer the Transition Property of PG&E Funding LLC and (2) collect the FTA Charges from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on FTA Charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. PG&E Funding LLC incurred servicing fees of approximately $3 million in 2004, $3 million in 2003, and $4 million in 2002.

     Under the Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and technical services to PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative servicing fees of approximately $100,000 in each of 2004, 2003, and 2002.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A.   Controls and Procedures.

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of December 31, 2004, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 11.   Executive Compensation.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 13.   Certain Relationships and Related Transactions.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 14.   Principal Accountant Fees and Services.

     PG&E Funding LLC qualifies as an Asset-Backed Issuer. Disclosure omitted pursuant to General Instruction Item 14 of Form 10-K. Not applicable.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.
(a)	1.	Financial Statements.

		The Financial Statements are listed under Item 8 of this report.

	2.	Financial Statement Schedules.

		The required Financial Statement Schedules are listed under Item 8 of this report.

	3.	Exhibits required by Item 601 of Regulation S-K:

Exhibit Number

Exhibit Description

3.1

Certificate of Formation (incorporated by reference from Registration Statement No. 333-30715, ex. 3.1)

3.2

Amended and Restated Limited Liability Company Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex.3.4)

4.1

Form of Note Indenture (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.1)

4.2

Form of Trust Agreement (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.2)

4.3

Form of Note (incorporated by reference from Amendment No. 3 Registration Statement No. 333-30715, ex. 4.3)

4.4

Form of Rate Reduction Certificate (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 4.4)

10.1

Form of Transition Property Purchase and Sale Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.1)

10.2

Form of Transition Property Servicing Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.2)

10.3

Form of Fee and Indemnity Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.4)

23

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

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

31.2

Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes -Oxley Act of 2002

99.1

Quarterly Servicer's Certificate dated December 25, 2004

	* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of March 2005.

PG&E Funding LLC
(Registrant)

/s/ KENT M. HARVEY

Kent M. Harvey
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 4th day of March, 2005, in the capacities indicated.

	SIGNATURES	TITLES

(i)	Principal Executive Officer and Director

/s/ KENT M. HARVEY

	Kent M. Harvey	Chairman and President

(ii)	Principal Financial Officer and Director

/s/ NICHOLAS BIJUR

	Nicholas Bijur	Treasurer

(iii)	Principal Accounting Officer

/s/ DINYAR B. MISTRY

	Dinyar B. Mistry	Controller

(iv)	Director

/s/ WALTER S. LEVISON

	Walter S. Levison	Director

EXHIBIT INDEX

3.1	Certificate of Formation (incorporated by reference from Registration Statement No. 333-30715, ex. 3.1).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex.3.4)
4.1	Form of Note Indenture (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.1)
4.2	Form of Trust Agreement (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.2)
4.3	Form of Note (incorporated by reference from Amendment No. 3 Registration Statement No. 333-30715, ex. 4.3)
4.4	Form of Rate Reduction Certificate (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 4.4)
10.1	Form of Transition Property Purchase and Sale Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.1)
10.2	Form of Transition Property Servicing Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.2)
10.3	Form of Fee and Indemnity Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.4)
23	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Servicer's Certificate dated December 25, 2004

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.