Form 10-Q
period 2005-03-31
PG&E FUNDING LLC
filed 2005-05-12
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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
(IN THOUSANDS)

	(Unaudited)
	Three months ended
	March 31,

	2005	2004

Income
Interest income from Transition Property receivable	$15,109	$22,211
Other interest income	723	289

Total Income	15,832	22,500

Expenses
Interest expense	14,225	18,881
Servicing fees	544	725
Administrative and general	77	63

Total Expenses	14,846	19,669

Net Income	986	2,831

Member's Equity At Beginning of Period	62,344	54,437

Member's Equity At End of Period	$63,330	$57,268

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	March 31,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$16,596	$15,966
Current portion of Transition Property
receivable	272,528	273,822

Total Current Assets	289,124	289,788

Noncurrent Assets
Restricted cash	91,755	93,777
Transition Property receivable	476,924	547,644
Unamortized debt issuance expenses	2,070	2,343

Total Noncurrent Assets	570,749	643,764

TOTAL ASSETS	$859,873	$933,552

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$855	$935
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	290,855	290,935

Long-term Debt (net of discount)	505,688	580,273

Commitments and Contingencies

Total Liabilities	796,543	871,208

Member's Equity	63,330	62,344

TOTAL LIABILITIES AND MEMBER'S EQUITY	$859,873	$933,552

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net Income	$986	$2,831
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from Transition Property receivable	(15,109)	(22,211)
Amortization of debt issuance expenses and
bond discount on long-term debt	277	277
Net effect of changes in operating assets and liabilities:
Transition Property receivable	87,123	89,744
Interest Payable	(80)	(80)

Net cash provided by operating activities	73,197	70,561

Cash Flows from Investing Activities
Decrease in restricted cash	2,022	4,411

Net cash provided by investing activities	2,022	4,411

Cash Flows from Financing Activities
Principal payments on long-term debt	(74,589)	(74,683)

Net cash used by financing activities	(74,589)	(74,683)

Net change in cash and cash equivalents	630	289

Cash and cash equivalents at January 1,	15,966	14,669

Cash and cash equivalents at March 31,	$16,596	$14,958

Supplemental disclosures of cash flow
information:
Cash paid for interest	$14,028	$18,684

See accompanying Notes to the Condensed Financial Statements.

PG&E Funding LLC (A Delaware LLC)
Notes to the Condensed Financial Statements

Note 1. Organization and Basis of Presentation

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

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets. The Restricted cash balance was approximately $92 million at March 31, 2005, and $94 million at December 31, 2004.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the forecasted FTA Charges are updated based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers.

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

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2004 Annual Report on Form 10-K.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the condensed financial statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2004.

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

Results of Operations

     Income generated from the Transition Property receivable was approximately $15 million for the three months ended March 31, 2005, in comparison to approximately $22 million for the three months ended March 31, 2004. The decrease in 2005 reflects the declining Transition Property receivable balance. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the forecasted FTA Charges are updated based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers.

     Interest income earned from other investments was approximately $723,000 for the three months ended March 31, 2005, in comparison to approximately $289,000 for the three months ended March 31, 2004. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2005 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $14 million for the three months ended March 31, 2005, in comparison to approximately $19 million for the three months ended March 31, 2004. Interest expense includes interest on the Notes, amortization of the Notes discount, and amortization of debt issuance expenses. The decrease in interest expense in 2005 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $544,000 during the three months ended March 31, 2005, and approximately $725,000 during the three months ended March 31, 2004. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2005 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $73 million for the three months ended March 31, 2005, and approximately $71 million for the three months ended March 31, 2004. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The increase in net cash provided by operating activities in 2005 was primarily a result of a higher amount of FTA charges collected than was forecasted for the period due to higher sales than estimated when the FTA rates were set for 2005.

Investing Activities:

     Investing activities provided net cash of approximately $2 million for the three months ended March 31, 2005, and $4 million for the three months ended March 31, 2004. The decrease in cash provided by investing activities was primarily due to a decrease in the average Restricted cash balance.

Financing Activities:

     Financing activities used net cash of approximately $75 million and $75 million for the three months ended March 31, 2005, and 2004, respectively. Cash used in financing activities in both 2005 and 2004 was entirely related to principal payments on the Notes.

Restricted Cash

     The Restricted cash balance was approximately $92 million at March 31, 2005, and approximately $94 million at December 31, 2004. The Restricted cash balance includes collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of March 31, 2005.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2004 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of March 31, 2005, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable to the Trust.
ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated March 25, 2005, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2005
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May 2005.

PG&E FUNDING LLC, as Registrant

By

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2005
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.