Form 10-Q
period 2005-09-30
PG&E FUNDING LLC
filed 2005-11-10
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H 1(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]	Yes	[X]	No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)
	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004

Income
Interest income from Transition Property receivable	$17,137	$18,467	$47,480	$61,013
Other interest income	1,214	402	3,020	964

Total Income	18,351	18,869	50,500	61,977

Expenses
Interest expense	11,961	16,620	39,223	53,193
Servicing fees	456	637	1,497	2,041
Administrative and general	38	30	147	126

Total Expenses	12,455	17,287	40,867	55,360

Net Income	5,896	1,582	9,633	6,617

Member's Equity At Beginning of Period	66,081	59,472	62,344	54,437

Member's Equity At End of Period	$71,977	$61,054	$71,977	$61,054

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	September 30,	December 31,
	2005	2004
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$17,605	$15,966
Current portion of Transition Property
receivable	273,703	273,822

Total Current Assets	291,308	289,788

Noncurrent Assets
Restricted cash	94,143	93,777
Transition Property receivable	342,129	547,644
Unamortized debt issuance expenses	1,523	2,343

Total Noncurrent Assets	437,795	643,764

TOTAL ASSETS	$729,103	$933,552

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$706	$935
Current portion of long-term debt	290,000	290,000

Total Current Liabilities	290,706	290,935

Long-term Debt (net of discount)	366,420	580,273

Total Liabilities	657,126	871,208

Member's Equity	71,977	62,344

TOTAL LIABILITIES AND MEMBER'S EQUITY	$729,103	$933,552

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Nine months ended September 30,
	2005	2004

Cash Flows from Operating Activities
Net Income	$9,633	$6,617
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from Transition Property receivable	(47,480)	(61,013)
Amortization of debt issuance expenses and
bond discount on long-term debt	830	830
Net effect of changes in operating assets and liabilities:
Transition Property receivable	253,114	281,274
Interest Payable	(229)	(228)

Net cash provided by operating activities	215,868	227,480

Cash Flows from Investing Activities
Increase in restricted cash	(366)	(13,080)

Net cash used by investing activities	(366)	(13,080)

Cash Flows from Financing Activities
Principal payments on long-term debt	(213,863)	(213,711)

Net cash used by financing activities	(213,863)	(213,711)

Net change in cash and cash equivalents	1,639	689

Cash and cash equivalents at January 1	15,966	14,669

Cash and cash equivalents at September 30	$17,605	$15,358

Supplemental disclosures of cash flow
information:
Cash paid for interest	$38,622	$52,591

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

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets. The Restricted cash balance was approximately $94 million at September 30, 2005, and $94 million at December 31, 2004.

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

In December 2004, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2005. The decrease was necessary due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes, and the achievement of the required level of funding in the Subaccounts. On August 19, 2005, the Servicer filed a routine advice letter informing the CPUC that the FTA Charges currently in effect were adequate and that no adjustments to the FTA Charges were required.

In October 2005, the Servicer remitted to the Trustee an additional $791,000 in FTA remittances to correct an under reporting of FTA collections for the period from December 2003 to September 2005.

Results of Operations

     Income generated from the Transition Property receivable was approximately $17 million and $47 million for the three and nine months ended September 30, 2005, in comparison to approximately $18 million and $61 million for the three and nine months ended September 30, 2004. The decrease in 2005 reflects the declining Transition Property receivable balance. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, and (3) the fees charged by Pacific Gas and Electric Company, as Servicer, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the forecasted FTA Charges are updated based on actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers.

     Interest income earned from other investments was approximately $1,214,000 and $3,020,000 for the three and nine months ended September 30, 2005, in comparison to approximately $402,000 and $964,000 for the three and nine months ended September 30, 2004. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2005 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $12 million and $39 million for the three and nine months ended September 30, 2005, in comparison to approximately $17 million and $53 million for the three and nine months ended September 30, 2004. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance expenses. The decrease in interest expense in 2005 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $456,000 and $1,497,000 during the three and nine months ended September 30, 2005, and approximately $637,000 and $2,041,000 during the three and nine months ended September 30, 2004. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2005 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $216 million for the nine months ended September 30, 2005, and approximately $227 million for the nine months ended September 30, 2004. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2005 was primarily as a result of lower income earned on the Transition Property receivable.

Investing Activities:

     Investing activities used net cash of approximately $366,000 for the nine months ended September 30, 2005, and $13.1 million for the nine months ended September 30, 2004. The decrease in cash used by investing activities was due to a decrease in the collection of FTA Charges during 2005. In 2004, FTA Charges collected were greater than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses, which resulted in a greater amount being invested in Restricted cash.

Financing Activities:

     Financing activities used net cash of approximately $214 million for each of the nine months ended September 30, 2005, and 2004, respectively. Cash used in financing activities in both 2005 and 2004 was entirely related to principal payments on the Notes.

Restricted Cash

     The Restricted cash balance was approximately $94 million at September 30, 2005, and approximately $94 million at December 31, 2004. The Restricted cash balance includes collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of September 30, 2005.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of September 30, 2005, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated September 25, 2005, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated September 25, 2005
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2005.

PG&E FUNDING LLC, as Registrant

By /s/ Dinyar B. Mistry

------------------------------------------

Dinyar B. Mistry, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated September 25, 2005
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.