Form 10-K
period 2005-12-31
PG&E FUNDING LLC
filed 2006-03-01
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Regulations Act.

              [ ] Yes                [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

              [ ] Yes                [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
              [  ] Large accelerated filer          [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

     Since the purchase of the Transition Property and issuance of the Notes, the only material business conducted by PG&E Funding LLC has been the collection of the FTA Charges, as described below, and the repayment of the Notes. During 2005, PG&E Funding LLC collected approximately $342 million in FTA Charges and paid approximately $342 million in principal, interest and other expenses. As of December 31, 2005, approximately $580 million in principal amount of Notes remains outstanding, with scheduled maturities ranging from 2006 through 2007. The interest rate and maturity of each class of Notes still outstanding are specified in Note 4 of the Notes to Financial Statements.

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

     The Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek periodic adjustments to the FTA Charges through advice letters filed with the CPUC. The Financing Order and the PU Code require the CPUC to approve the periodic adjustments. The adjustments are intended to increase the likelihood that actual FTA Charges collected are neither more nor less than the amount necessary to pay all of the aforementioned amounts. Normally the FTA Charges decrease each year as interest payments are made on a declining outstanding balance on the Notes. The adjustments to the FTA Charges are based on:

    actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers;
    future expenses relating to the Transition Property, the Notes, and the Certificates; and
    the rate of delinquencies and write-offs.

     The Servicer has filed, and the CPUC has approved, the following advice letters in 2003, 2004 and 2005:

    In December 2003, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2004.
    In December 2004, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2005.
    In December 2005, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2006.

     These decreases were necessary for each of the years due to the reduction in interest payments on the Notes, reflecting the declining principal balance of the Notes and the achievement of the required level of funding in the Subaccounts.

The Trust

     The Trust was organized in November 1997 solely for the purpose of purchasing the Notes and issuing the Certificates. The Trust does not conduct any other material business activities.

Item 1.A. Risk Factors

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

Item 1.B. Unresolved Staff Comments

Inapplicable to non-accelerated filers.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K.

Part II

Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities

     There is no established public trading market for PG&E Funding LLC's equity securities. Pacific Gas and Electric Company owns all of PG&E Funding LLC's equity. Pacific Gas and Electric Company purchased its membership interest in PG&E Funding LLC in July 1997 at a purchase price of $5,000 and has made capital contributions to PG&E Funding LLC totaling approximately $25,338,000 as of December 31, 2005. The purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PG&E Funding LLC has made no other sales of unregistered securities.

Restrictions on Dividends

     Under the Indenture, PG&E Funding LLC is prohibited from making any distributions to its member unless no default has occurred. The Indenture further restricts such a distribution based on the book value of PG&E Funding LLC. Under the Indenture, PG&E Funding LLC may make a distribution to its member only if its book value is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding, after taking into account the member distribution. During 2005, 2004 and 2003, PG&E Funding LLC did not make any distributions to its member. PG&E Funding LLC may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

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

     As discussed in Item 1 (Business) above, PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business). As a result, items that impact PG&E Funding LLC's results of operations are limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees, administrative expenses and incidental investment interest income.

     On January 4, 2001, Standard and Poor's Rating Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor's Rating Services assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody's Investors Service assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody's rating of P-1 are assigned.

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

Results of Operations

     Income generated from the Transition Property receivable was approximately $66 million in 2005, $78 million in 2004 and $92 million in 2003. The decreases in income in 2005 and 2004 reflect the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $4 million in 2005, $2 million in 2004 and $1 million in 2003. PG&E Funding LLC earns interest income on the Restricted cash balance as described below. The increase in interest income in 2005 and 2004 was mainly due to an increase in the average Restricted cash balance and a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $50 million in 2005, $69 million in 2004 and $88 million in 2003. Interest expense includes (1) interest on the Notes, (2) amortization of the Notes' discount, and (3) amortization of debt issuance expenses. The decreases in interest expense in 2005 and 2004 were due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $1.9 million in 2005, $2.6 million in 2004 and $3.4 million in 2003. Servicing fees are calculated as a percentage of the outstanding Note balance. The decreases in servicing fees in 2005 and 2004 were due to the declining balance of the Notes.

     Administrative and general expenses were approximately $231,000 in 2005, $168,000 in 2004 and $234,000 in 2003. Administrative and general expenses consist primarily of rent expenses, legal fees, and other administrative expenses.

Liquidity and Financial Resources

     PG&E Funding LLC expects the future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property and providing administrative services to PG&E Funding LLC and (4) other administrative and general operating expenses. (These agreements are discussed in greater detail in Note 5 of the Notes to the Financial Statements.)

Operating Activities:

     Operating activities provided net cash of approximately $295 million in 2005, $309 million in 2004 and $301 million in 2003. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The decrease in net cash provided by operating activities in 2005 was primarily a result of lower FTA collections due to decreases in the FTA Charge rates. In 2004, the increase in net cash provided by operating activities was primarily a result of a higher amount of FTA Charges collected over cash payments for interest, servicing fees and administrative and general operating expenses for the period due to higher sales than estimated when FTA Charge rates were set for 2004, combined with decreasing payments for interest and servicing fees due to the declining balance on the Notes.

     Collections of FTA Charges were approximately $342 million in 2005, $378 million in 2004 and $390 million in 2003. The decrease in collections in 2005 and 2004 was due to a decrease in the FTA Charge rates beginning on January 1, 2005 and 2004.

     Interest payments on the Notes were approximately $49 million in 2005, $68 million in 2004 and $86 million in 2003. Payments for servicing fees and other expenses were approximately $2 million in 2005, $3 million in 2004 and $4 million in 2003. The decreases in payments made in 2005 and 2004 were mainly due to the declining balance of the Notes.

Investing Activities:

     Investing activities used net cash of approximately $2 million in 2005, $17 million in 2004 and $10 million in 2003. The decrease in net cash used by investing activities in 2005 was mainly due to a decrease in the FTA collections during the year, which resulted in lower amount of funds available for investing in Restricted cash. In 2004, FTA collections were greater than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses, which resulted in a greater amount being invested in Restricted cash.

Financing Activities:

     Financing activities used net cash of approximately $290 million in 2005, 2004 and 2003. Cash used in financing activities in all three years was entirely related to principal payments on the Notes.

FTA Charges and Restricted Cash

     The Restricted cash balances were approximately $96 million at December 31, 2005 and $94 million at December 31, 2004. The Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge. The Subaccounts were funded to the levels required under the Indenture as of December 31, 2005.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Long Term Debt

The table below provides information about the Notes at December 31, 2005:

(in millions) Expected maturity date	2006	2007	Total

Expected principal payments	$290	$290	$580
Average interest rate	6.44%	6.48%	6.46%

The estimated fair value of the Notes based on market prices available from financial information systems such as Bloomberg was approximately $591 million at December 31, 2005.

Item 8.   Financial Statements and Supplementary Data.

     The financial statements and related financial information of PG&E Funding LLC are set forth below.

     The Trust is a pass-through entity with no assets other than the Notes and no liabilities other than the Certificates. It does not have, and will not have, income or losses separate from payments on the Notes. Expenses of the Trustee of the Trust are payable by PG&E Funding LLC pursuant to the terms of a Fee and Indemnity Agreement. For these reasons, no separate financial statements of the Trust are included.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company and wholly-owned subsidiary of Pacific Gas and Electric Company) (the "Company") as of December 31, 2005 and 2004, and the related statements of income and changes in member's equity, and of cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2006

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	For years ended December 31,

	2005	2004	2003

Income
Interest income from Transition Property receivable	$66,286	$77,761	$92,273
Other interest income	4,454	1,589	1,164

Total Income	70,740	79,350	93,437

Expenses
Interest expense	50,014	68,642	87,553
Servicing fees	1,907	2,633	3,358
Administrative and general	231	168	234

Total Expenses	52,152	71,443	91,145

Net Income	$18,588	$7,907	$2,292

Member's Equity At Beginning of Period	$62,344	$54,437	$52,145

Member's Distribution	-	-	-

Member's Equity At End of Period	$80,932	$62,344	$54,437

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	December 31,

	2005	2004

ASSETS

Current Assets
Cash and cash equivalents	$19,164	$15,966
Current portion of Transition Property
receivable	272,891	273,822

Total Current Assets	292,055	289,788

Noncurrent Assets
Restricted cash	95,547	93,777
Transition Property receivable	272,892	547,644
Unamortized debt issuance expenses	1,250	2,343

Total Noncurrent Assets	369,689	643,764

TOTAL ASSETS	$661,744	$933,552

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$ 625	$ 935
Current portion of long-term debt	290,100	290,000

Total Current Liabilities	290,725	290,935

Long-term Debt	290,100	580,300
Unamortized notes discount	(13)	(27)

Long-term Debt	290,087	580,273

Commitments and Contingencies

Total Liabilities	580,812	871,208

Member's Equity	80,932	62,344

TOTAL LIABILITIES AND MEMBER'S EQUITY	$661,744	$933,552

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$18,588	$7,907	$2,292
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from Transition Property receivable	(66,286)	(77,761)	(92,273)
Amortization of debt issuance expenses and unamortized
discount on long-term debt	1,107	1,107	1,472
Net effect of changes in operating assets and liabilities:
Transition Property receivable	341,969	377,618	389,464
Accounts payable	-	-	(2)
Interest payable	(310)	(310)	(308)

Net cash provided by operating activities	295,068	308,561	300,645

Cash Flows from Investing Activities
Increase in restricted cash	(1,770)	(17,164)	(9,662)

Net cash used by investing activities	(1,770)	(17,164)	(9,662)

Cash Flows from Financing Activities
Principal payments on long-term debt	(290,100)	(290,100)	(290,100)

Net cash used by financing activities	(290,100)	(290,100)	(290,100)

Net change in cash and cash equivalents	3,198	1,297	883

Cash and cash equivalents at January 1,	15,966	14,669	13,786

Cash and cash equivalents at December 31,	$19,164	$15,966	$14,669

Supplemental disclosures of cash flow
information:
Cash paid for interest	$49,217	$67,845	$86,389

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

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Balance Sheets. The Restricted cash balance was approximately $96 million at December 31, 2005, and $94 million at December 31, 2004.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC and (4) other administrative and general operating expenses. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

Restricted Cash

     Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture. The Restricted cash balances were as follows at December 31:

	December 31,

	2005	2004

	(in thousands)

General Subaccount	$23,983	$29,812
Reserve Subaccount	45,466	39,269
Overcollateralization Subaccount	11,643	10,209
Capital Subaccount	14,455	14,487

Total Restricted cash	$95,547	$93,777

     Pursuant to an Indenture between PG&E Funding LLC and the Trustee, PG&E Funding LLC is required to maintain funds equal to approximately 0.5% of the original principal amount of the Notes, less $100,000, or approximately $14.5 million in the Capital Subaccount with the Trust. These funds are to be held in reserve and used only in the event that collections of the FTA Charges provide insufficient funds to make scheduled payments on the Notes and to pay other expenses of PG&E Funding LLC.

     Additionally, the CPUC Financing Order provides that PG&E Funding LLC is to collect and maintain an additional reserve over the life of the Notes in the Overcollateralization Subaccount. The amount to be maintained increases in equal increments of a minimum of $363,000 each quarter. The amount required was approximately $12 million at the end of 2005 and approximately $10 million at the end of 2004. The use of these funds is the same as the Capital Subaccount except that these funds are to be depleted before those in the Capital Subaccount are used.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from these estimates.

Revenue Recognition

     PG&E Funding LLC has one primary source of income, which is the income from the Transition Property receivable. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC and (4) other administrative and general operating expenses. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes. PG&E Funding LLC's other source of income is the interest earned on the Restricted cash accounts.

NOTE 3. TRANSITION PROPERTY RECEIVABLE

The following reconciles the changes in the Transition Property receivable balance during 2005 and 2004:
	2005	2004

	(in thousands)

Transition Property receivable, January 1	$821,466	$1,121,323
Income on Transition Property receivable	66,286	77,761
Less: FTA collections during the year	(341,969)	(377,618)

Total Transition Property receivable, December 31	585,783	821,466
Less: current portion	(272,891)	(273,822)

Non-current portion	$272,892	$547,644

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

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2005, and December 31, 2004, are as follows:

			Principal Amount (in thousands)
Class	Scheduled Maturity Date	Interest Rate	2005	2004

A-7	September 25, 2006	6.42%	180,200	470,300
A-8	December 26, 2007	6.48%	400,000	400,000

Total Long-term Debt			$580,200	$870,300
Less: Current maturities			(290,100)	(290,000)
Unamortized discount			(13)	(27)

Long-term Debt, net of current portion and unamortized discount			$290,087	$580,273

     The table below provides the expected principal payments on the Notes:
(in millions) Expected maturity date	2006	2007	Total

Expected principal payments	$290	$290	$580
Average interest rate	6.44%	6.48%	6.46%

     The estimated fair value of the Notes was approximately $591 million at December 31, 2005, and $911 million at December 31, 2004. The estimated fair values are based on market prices available from financial information systems such as Bloomberg.

     The Notes will be repaid with FTA Charges authorized by the CPUC. The Servicer collects the FTA Charges from its residential and small commercial electric customers. The Servicer deposits the FTA Charges collected in an account maintained by the Trustee of the Trust. On January 4, 2001, Standard and Poor's Ratings Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement (as described in Note 5 of the Notes to the Financial Statements), on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor's Rating Services assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody's Investors Service assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody's rating of P-1 are assigned.

     Each quarter, the FTA Charges collected are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amount not required for debt service will be returned to PG&E Funding LLC.

NOTE 5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Transition Property Servicing Agreement, or the Servicing Agreement, the Servicer is required to (1) manage and administer the Transition Property of PG&E Funding LLC and (2) collect the FTA Charges from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on FTA Charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company's customers. PG&E Funding LLC incurred servicing fees of approximately $2 million in 2005, $3 million in 2004 and $3 million in 2003.

     Under the Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and general services to PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative servicing fees of approximately $100,000 in each of 2005, 2004 and 2003.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A.   Controls and Procedures.

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of December 31, 2005, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's controls over financial reporting.

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

Item 15.   Exhibits and Financial Statement Schedules.
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

99.1

Quarterly Servicer's Certificate dated December 25, 2005

	* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of February, 2006.

PG&E Funding LLC
(Registrant)

/s/ Christopher P. Johns

Christopher P. Johns
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 28th day of February, 2006, in the capacities indicated.

	SIGNATURES	TITLES

(i)	Principal Executive Officer and Director

/s/ Christopher P. Johns

	Christopher P. Johns	Chairman, President and Director

(ii)	Principal Financial Officer and Director

/s/ Nicholas Bijur

	Nicholas Bijur	Treasurer and Director

(iii)	Principal Accounting Officer

/s/ Robert Powell

	Robert Powell	Controller

(iv)	Director

/s/ Walter S. Levison

	Walter S. Levison	Director

EXHIBIT INDEX

3.1	Certificate of Formation (incorporated by reference from Registration Statement No. 333-30715, ex. 3.1).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex.3.4)
4.1	Form of Note Indenture (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.1)
4.2	Form of Trust Agreement (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.2)
4.3	Form of Note (incorporated by reference from Amendment No. 3 Registration Statement No. 333-30715, ex. 4.3)
4.4	Form of Rate Reduction Certificate (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 4.4)
10.1	Form of Transition Property Purchase and Sale Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.1)
10.2	Form of Transition Property Servicing Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.2)
10.3	Form of Fee and Indemnity Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.4)
23	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Servicer's Certificate dated December 25, 2005

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.