Form 10-Q
period 2006-03-31
PG&E FUNDING LLC
filed 2006-05-10
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
(IN THOUSANDS)

	(Unaudited)
	Three months ended
	March 31,

	2006	2005

Income
Interest income from Transition Property receivable	$8,580	$15,109
Other interest income	1,539	723

Total Income	10,119	15,832

Expenses
Interest expense	9,569	14,225
Servicing fees	363	544
Administrative and general	55	77

Total Expenses	9,987	14,846

Net Income	132	986

Member's Equity At Beginning of Period	80,932	62,344

Member's Equity At End of Period	$81,064	$63,330

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) CONDENSED BALANCE SHEETS (IN THOUSANDS)

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$20,672	$19,164
Current portion of Transition Property
receivable	271,735	272,891

Total Current Assets	292,407	292,055

Noncurrent Assets
Restricted cash	90,131	95,547
Transition Property receivable	203,801	272,892
Unamortized debt issuance expenses	976	1,250

Total Noncurrent Assets	294,908	369,689

TOTAL ASSETS	$587,315	$661,744

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$545	$625
Current portion of long-term debt	290,100	290,100

Total Current Liabilities	290,645	290,725

Long-term Debt (net of discount)	215,606	290,087

Total Liabilities	506,251	580,812

Member's Equity	81,064	80,932

TOTAL LIABILITIES AND MEMBER'S EQUITY	$587,315	$661,744

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net Income	$132	$986
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from Transition Property receivable	(8,580)	(15,109)
Amortization of debt issuance expenses and
unamortized discount on long-term debt	277	277
Net effect of changes in operating assets and liabilities:
Transition Property receivable	78,827	87,123
Interest Payable	(80)	(80)

Net cash provided by operating activities	70,576	73,197

Cash Flows from Investing Activities
Decrease in restricted cash	5,416	2,022

Net cash provided by investing activities	5,416	2,022

Cash Flows from Financing Activities
Principal payments on long-term debt	(74,484)	(74,589)

Net cash used by financing activities	(74,484)	(74,589)

Net change in cash and cash equivalents	1,508	630

Cash and cash equivalents at January 1	19,164	15,966

Cash and cash equivalents at March 31	$20,672	$16,596

Supplemental disclosures of cash flow
information:
Cash paid for interest	$9,372	$14,028

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

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted cash" in the Condensed Balance Sheets. The Restricted cash balance was approximately $90 million at March 31, 2006, and $96 million at December 31, 2005.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. A change in management's estimates or assumptions could have a material impact on PG&E Funding LLC's financial condition and results of operations during the period in which such change occurred. Actual results could differ materially from these estimates and assumptions. PG&E Funding LLC's Condensed Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2005 Annual Report on Form 10-K.
Note 3. Subsequent Events

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from retained earnings. The dividend was paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC's sole equity member.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the condensed financial statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2005.

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

     On January 4, 2001, Standard and Poor's lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody's Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor's assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody's Investors Service Inc. assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody's rating of P-1 are assigned.

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

     The Servicer has filed the following advice letters:

    In December 2004, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2005.

    In December 2005, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2006.

Results of Operations

     Income generated from the Transition Property receivable was approximately $9 million for the three months ended March 31, 2006, in comparison to approximately $15 million for the three months ended March 31, 2005. The decrease in income in 2006 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1,539,000 for the three months ended March 31, 2006, in comparison to approximately $723,000 for the three months ended March 31, 2005. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2006 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $10 million for the three ended March 31, 2006, in comparison to approximately $14 million for the three months ended March 31, 2005. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance expenses. The decrease in interest expense in 2006 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $363,000 during the three months ended March 31, 2006, and approximately $544,000 during the three months ended March 31, 2005. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2006 was due to the declining balance of the Notes.

Liquidity and Financial Resources

     PG&E Funding LLC expects that future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. As previously discussed, income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses.

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from retained earnings. The dividend was paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC's sole equity member.

Operating Activities:

     Operating activities provided net cash of approximately $71 million for the three months ended March 31, 2006, and approximately $73 million for the three months ended March 31, 2005. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2006 was primarily as a result of a decrease in FTA charge collections for 2006.

Investing Activities:

     Investing activities provided net cash of approximately $5 million for the three months ended March 31, 2006, and $2 million for the three months ended March 31, 2005. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in the first quarter of 2006. As a result of this shortfall, cash was used from the Subaccounts to cover the required payments.

Financing Activities:

     Financing activities used net cash of approximately $74 million for the three months ended March 31, 2006, and $75 million for the three months ended March 31, 2005. Cash used in financing activities in both 2006 and 2005 was entirely related to principal payments on the Notes.

Restricted Cash

     The Restricted cash balance was approximately $90 million at March 31, 2006, and approximately $96 million at December 31, 2005. The Restricted cash balance includes collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of March 31, 2006.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2005 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of March 31, 2006, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC's management, including PG&E Funding LLC's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated March 25, 2006, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2006

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2006.

PG&E FUNDING LLC, as Registrant

By /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2006
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.