Form 10-Q
period 2006-06-30
PG&E FUNDING LLC
filed 2006-08-14
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

              [ ] Yes                [X] No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Income
Interest income from Transition Property receivable	$8,886	$15,234	$17,466	$30,343
Other interest income	1,514	1,083	3,053	1,806

Total Income	10,400	16,317	20,519	32,149

Expenses
Interest expense	8,382	13,037	17,951	27,262
Servicing fees	316	497	679	1,041
Administrative and general	38	32	93	109

Total Expenses	8,736	13,566	18,723	28,412

Net Income	1,664	2,751	1,796	3,737

Member's Equity At Beginning of Period	81,064	63,330	80,932	62,344

Member's Distribution	(19,000)	-	(19,000)	-

Member's Equity At End of Period	$63,728	$66,081	$63,728	$66,081

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$444	$19,164
Restricted cash	62,182	-
Current portion of Transition Property
receivable	275,237	272,891

Total Current Assets	337,863	292,055

Noncurrent Assets
Restricted cash	26,842	95,547
Transition Property receivable	137,619	272,892
Unamortized debt issuance costs	703	1,250

Total Noncurrent Assets	165,164	369,689

TOTAL ASSETS	$503,027	$661,744

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Interest payable	$474	$625
Current portion of long-term debt	290,100	290,100

Total Current Liabilities	290,574	290,725

Long-term Debt (net of discount)	148,725	290,087

Total Liabilities	439,299	580,812

Member's Equity	63,728	80,932

TOTAL LIABILITIES AND MEMBER'S EQUITY	$503,027	$661,744

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Six months ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net Income	$1,796	$3,737
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest income from Transition Property receivable	(17,466)	(30,343)
Amortization of debt issuance costs and
discount on long-term debt	553	554
Net effect of changes in operating assets and liabilities:
Transition Property receivable	150,393	164,559
Interest Payable	(151)	(151)

Net cash provided by operating activities	135,125	138,396

Cash Flows from Investing Activities
Decrease in restricted cash	6,523	3,576

Net cash used by investing activities	6,523	3,576

Cash Flows from Financing Activities
Principal payments on long-term debt	(141,368)	(141,207)
Equity distribution to Member	(19,000)	-

Net cash used by financing activities	(160,368)	(141,207)

Net change in cash and cash equivalents	(18,720)	765

Cash and cash equivalents at January 1	19,164	15,966

Cash and cash equivalents at June 30	$444	$16,731

Supplemental disclosures of cash flow
information:
Cash paid for interest	$17,548	$26,859

See accompanying Notes to the Financial Statements.

PG&E Funding LLC (A Delaware LLC)
Notes to the Financial Statements

Note 1. Organization and Basis of Presentation

     This Quarterly Report on Form 10-Q includes the unaudited financial statements and notes of PG&E Funding LLC, a special purpose, single member limited liability company organized under the laws of the State of Delaware. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation.

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

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to interest income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Interest income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses. PG&E Funding LLC's most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

     In addition, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company. PG&E Funding LLC is legally separate from Pacific Gas and Electric Company, accordingly, the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to dissolve after the scheduled maturity of the Notes on December 26, 2007.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues and assets. A change in management's estimates or assumptions could have a material impact on PG&E Funding LLC's financial condition and results of operations during the period in which such change occurred. Actual results could differ materially from these estimates and assumptions. PG&E Funding LLC's Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2005 Annual Report on Form 10-K.
Note 3. Distribution to Member

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from member's equity. The dividend was paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC's sole equity member.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the financial statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2005.

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

     FTA Charges collected that are greater than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in a period are held in a Reserve Subaccount. Funds in this subaccount are available for periods in which the above payments are in excess of that period's FTA collections.

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

Results of Operations

     Interest income generated from the Transition Property receivable was approximately $9 million and $17 million for the three and six months ended June 30, 2006, in comparison to approximately $15 million and $30 million for the three and six months ended June 30, 2005. The decrease in interest income in 2006 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1.5 million and $3.1 million for the three and six months ended June 30, 2006, in comparison to approximately $1.1 million and $1.8 million for the three and six months ended June 30, 2005. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2006 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $8 million and $18 million for the three and six ended June 30, 2006, in comparison to approximately $13 million and $27 million for the three and six months ended June 30, 2005. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance costs. The decrease in interest expense in 2006 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $316,000 and $679,000 during the three and six months ended June 30, 2006, and approximately $497,000 and $1,041,000 during the three and six months ended June 30, 2005. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2006 was due to the declining balance of the Notes.

Restricted Cash

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. Any funds expected to cover required payments on the Notes and related expenses within the next year are classified as Restricted cash under Current assets in the Balance Sheets. As discussed below, during the six months ended June 30, 2006, funds were drawn from the Reserve Subaccount to cover required payments on the Notes.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of June 30, 2006.

Liquidity and Financial Resources

     PG&E Funding LLC expects that future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. As previously discussed, interest income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses.

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from member's equity. The dividend was paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC's sole equity member.

Operating Activities:

     Operating activities provided net cash of approximately $135 million for the six months ended June 30, 2006, and approximately $138 million for the six months ended June 30, 2005. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2006 was primarily as a result of a decrease in FTA charge collections for 2006.

Investing Activities:

     Investing activities provided net cash of approximately $7 million for the six months ended June 30, 2006, and $4 million for the six months ended June 30, 2005. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in both the first and second quarters of 2006. As a result of this shortfall, cash was used from the Reserve Subaccount to cover the required payments. FTA Charges, based on forecast sales, are set at the beginning of the year to reduce the excess cash balances in the Reserve Subaccount. In prior years, the balance in the Reserve Subaccount increased as FTA Charge collections were greater than required payments.

Financing Activities:

     Financing activities used net cash of approximately $160 million for the six months ended June 30, 2006, and $141 million for the six months ended June 30, 2005. On May 9, 2006, PG&E Funding LLC distributed $19 million to its sole member, Pacific Gas and Electric Company. During the six months ended June 30, $141 million was used for principal payments on the Notes. cash used in financing activities was for principal payments on the Notes.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2005 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of June 30, 2006, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC's management, including PG&E Funding LLC's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated June 26, 2006, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated June 26, 2006

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2006.

PG&E FUNDING LLC, as Registrant

By /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated June 26, 2006
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.