Form 10-Q
period 2006-09-30
PG&E FUNDING LLC
filed 2006-11-13
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

              [X] Yes                [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ""accelerated filer and large accelerated filer"" in Rule 12b-2 of the Exchange Act.

              [  ] Large accelerated filer          [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

              [ ] Yes                [X] No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER''S EQUITY
(IN THOUSANDS)

	(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Income
Interest income from Transition Property receivable	$9,906	$17,137	$27,372	$47,480
Other interest income	1,607	1,214	4,660	3,020

Total Income	11,513	18,351	32,032	50,500

Expenses
Interest expense	7,302	11,961	25,253	39,223
Servicing fees	274	456	953	1,497
Administrative and general	36	38	129	147

Total Expenses	7,612	12,455	26,335	40,867

Net Income	3,901	5,896	5,697	9,633

Member''s Equity At Beginning of Period	63,728	66,081	80,932	62,344

Member''s Distribution	-	-	(19,000)	-

Member''s Equity At End of Period	$67,629	$71,977	$67,629	$71,977

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,008	$19,164
Restricted cash	64,766	-
Current portion of Transition Property
receivable	271,837	272,891

Total Current Assets	338,611	292,055

Noncurrent Assets
Restricted cash	27,213	95,547
Transition Property receivable	67,959	272,892
Unamortized debt issuance costs	429	1,250

Total Noncurrent Assets	95,601	369,689

TOTAL ASSETS	$434,212	$661,744

LIABILITIES AND MEMBER''S EQUITY

Current Liabilities
Interest payable	$395	$625
Current portion of long-term debt	290,100	290,100

Total Current Liabilities	290,495	290,725

Long-term Debt (net of discount)	76,088	290,087

Total Liabilities	366,583	580,812

Member''s Equity	67,629	80,932

TOTAL LIABILITIES AND MEMBER''S EQUITY	$434,212	$661,744

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Nine months ended September 30,
	2006	2005

Cash Flows from Operating Activities
Net Income	$5,697	$9,633
Adjustments to reconcile net income to net cash
provided by operating activities:
Interest income from Transition Property receivable	(27,372)	(47,480)
Amortization of debt issuance costs and
discount on long-term debt	831	830
Net effect of changes in operating assets and liabilities:
Transition Property receivable	233,359	253,114
Interest Payable	(230)	(229)

Net cash provided by operating activities	212,285	215,868

Cash Flows from Investing Activities
Decrease/(increase) in restricted cash	3,568	(366)

Net cash provided/(used) by investing activities	3,568	(366)

Cash Flows from Financing Activities
Principal payments on long-term debt	(214,009)	(213,863)
Equity distribution to Member	(19,000)	-

Net cash used by financing activities	(233,009)	(213,863)

Net change in cash and cash equivalents	(17,156)	1,639

Cash and cash equivalents at January 1	19,164	15,966

Cash and cash equivalents at September 30	$2,008	$17,605

Supplemental disclosures of cash flow
information:
Cash paid for interest	$24,652	$38,622

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

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as ""Transition Property receivable"") from nonbypassable Fixed Transition Amount Charges, or the FTA Charges, payable by residential and small commercial electric customers. The California Public Utilities Commission, or the CPUC, authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as ""Restricted cash"" in the Balance Sheets.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC''s results of operations are limited to interest income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Interest income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses. PG&E Funding LLC''s most significant expense is the interest expense on the Notes. The interest rate earned on the Transition Property receivable balance is adjusted periodically as the weighted average interest rate on the Notes changes.

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

     In addition, PG&E Funding LLC''s organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company. PG&E Funding LLC is legally separate from Pacific Gas and Electric Company, accordingly, the Transition Property is legally not an asset of Pacific Gas and Electric Company or PG&E Corporation. The assets of PG&E Funding LLC are not available to creditors of Pacific Gas and Electric Company or PG&E Corporation. PG&E Funding LLC is expected to dissolve after the scheduled maturity of the Notes on December 26, 2007.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues and assets. A change in management''s estimates or assumptions could have a material impact on PG&E Funding LLC''s financial condition and results of operations during the period in which such change occurred. Actual results could differ materially from these estimates and assumptions. PG&E Funding LLC''s Financial Statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations for the full year.

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2005 Annual Report on Form 10-K.
Note 3. Distribution to Member

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from member''s equity. The distributionwas paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC''s sole equity member.

ITEM 2.

MANAGEMENT''S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC''s financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the financial statements included herein and PG&E Funding LLC''s Annual Report on Form 10-K as of and for the year ended December 31, 2005.

     PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC''s sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC''s organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

 PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8, or the Notes, pursuant to an Indenture between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), as ""Trustee"". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

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

     FTA Charges collected that are greater than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in a period are held in a Reserve Subaccount. Funds in this subaccount are available for periods in which the above payments are in excess of that period''s FTA collections.

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

     On January 4, 2001, Standard and Poor''s lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody''s Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor''s assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody''s Investors Service Inc. assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody''s rating of P-1 are assigned.

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

Results of Operations

     Interest income generated from the Transition Property receivable was approximately $10 million and $27 million for the three and nine months ended September 30, 2006, in comparison to approximately $17 million and $47 million for the three and nine months ended September 30, 2005. The decrease in interest income in 2006 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $2 million and $5 million for the three and nine months ended September 30, 2006, in comparison to approximately $1 million and $3 million for the three and nine months ended September 30, 2005. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2006 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $7 million and $25 million for the three and nine ended September 30, 2006, in comparison to approximately $12 million and $39 million for the three and nine months ended September 30, 2005. Interest expense includes interest on the Notes, amortization of the Notes'' discount, and amortization of debt issuance costs. The decrease in interest expense in 2006 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $274,000 and $953,000 during the three and nine months ended September 30, 2006, and approximately $456,000 and $1,497,000 during the three and nine months ended September 30, 2005. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2006 was due to the declining balance of the Notes.

Restricted Cash

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. Any funds expected to cover required payments on the Notes and related expenses within the next year are classified as Restricted cash under Current assets in the Balance Sheets. As discussed below, during the nine months ended September 30, 2006, funds were drawn from the Reserve Subaccount to cover required payments on the Notes.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. The Subaccounts were funded to the levels required under the Indenture as of September 30, 2006.

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

     On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution in the aggregate amount of $19 million from member''s equity. The distribution was paid on May 9, 2006 to Pacific Gas and Electric Company, PG&E Funding LLC''s sole equity member.

Operating Activities:

     Operating activities provided net cash of approximately $212 million for the nine months ended September 30, 2006, and approximately $216 million for the nine months ended September 30, 2005. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA Charge collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2006 was primarily as a result of a decrease in FTA Charge collections for 2006.

Investing Activities:

     Investing activities provided net cash of approximately $4 million for the nine months ended September 30, 2006, and used $366,000 for the nine months ended September 30, 2005. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses for the nine months ended September 30, 2006. As a result of this shortfall, cash was used from the Reserve Subaccount to cover the required payments. FTA Charges, based on forecast sales, are set at the beginning of the year to reduce the excess cash balances in the Reserve Subaccount. In prior years, the balance in the Reserve Subaccount increased as FTA Charge collections were greater than required payments.

Financing Activities:

     Financing activities used net cash of approximately $233 million for the nine months ended September 30, 2006, and $214 million for the nine months ended September 30, 2005. On May 9, 2006, PG&E Funding LLC distributed $19 million to its sole member, Pacific Gas and Electric Company. In addition, $214 million was used for principal payments on the Notes. For the nine months ended September 30, 2005, cash used in financing activities was solely for principal payments on the Notes.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC''s disclosure controls and procedures conducted as of September 30, 2006, PG&E Funding LLC''s principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC''s principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC''s management, including PG&E Funding LLC''s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC''s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 1A. RISK FACTORS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer''s Certificate dated September 25, 2006, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer''s Certificate dated September 25, 2006

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2006.

PG&E FUNDING LLC, as Registrant

By /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer''s Certificate dated September 25, 2006
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.