Form 10-K
period 2006-12-31
PG&E FUNDING LLC
filed 2007-03-27
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant''s telephone number, including area code (415) 972-5467

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
              [X] Yes                [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant''s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ""accelerated filer and large accelerated filer"" in Rule 12b-2 of the Exchange Act.
              [  ] Large accelerated filer          [ ] Accelerated filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

              [ ] Yes                [X] No

The aggregate market value of the registrant''s voting and non-voting common equity held by non-affiliates of the registrant was $0.

Documents incorporated by reference: Not Applicable.

Part I

Item 1.   Business.

General

     PG&E Funding LLC is a special purpose, single member limited liability company organized under the laws of the State of Delaware. Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California, owns all of the equity of PG&E Funding LLC. The principal executive office of PG&E Funding LLC is located at 245 Market Street, Suite 424, San Francisco, California 94105. PG&E Funding LLC''s mailing address is Mail Code N4E, P.O. Box 770000, San Francisco, California 94177 and its phone number is (415) 972-5467.

     PG&E Funding LLC was formed in July 1997 for the limited purpose of (1) purchasing, holding, and servicing the Transition Property, as described below, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. Additionally, PG&E Funding LLC''s organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

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

     PG&E Funding LLC entered into a servicing agreement, or the Servicing Agreement, with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as ""Servicer"", to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC. (These agreements are discussed in greater detail in Note 5 of the Notes to the Financial Statements.)

     Since the purchase of the Transition Property and issuance of the Notes, the only material business conducted by PG&E Funding LLC has been the collection of the FTA Charges, as described below, and the repayment of the Notes. During 2006, PG&E Funding LLC collected approximately $313 million in FTA Charges and paid approximately $323 million in principal, interest and other expenses. As of December 31, 2006, approximately $290 million in principal amount of Notes remains outstanding, with scheduled maturity in 2007. The interest rate and maturity of each class of Notes still outstanding are specified in Note 4 of the Notes to Financial Statements.

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

     The Servicer has filed, and the CPUC has approved, the following advice letters in 2004, 2005 and 2006:

    In December 2004, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2005.
    In December 2005, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2006.
    In December 2006, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2007.

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

Item 1.B. Unresolved Staff Comments

Inapplicable to non-accelerated filers.

Item 2.   Properties.

     PG&E Funding LLC has no material physical properties. PG&E Funding LLC''s primary asset is the Transition Property described in Item 1 (Business), above.

     The Trust has no material properties. The Trust''s primary assets are the Notes described in Item 1 (Business), above.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings involving PG&E Funding LLC, the Trust, or the Transition Property.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K.

Part II

Item 5.   Market for Registrant''s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities

     There is no established public trading market for PG&E Funding LLC''s equity securities. Pacific Gas and Electric Company owns all of PG&E Funding LLC''s equity. Pacific Gas and Electric Company purchased its membership interest in PG&E Funding LLC in July 1997 at a purchase price of $5,000 and has made capital contributions to PG&E Funding LLC totaling approximately $25 million as of December 31, 2006. The purchase was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. PG&E Funding LLC has made no other sales of unregistered securities.

Restrictions on Dividends

     Under the Indenture, PG&E Funding LLC is prohibited from making any distributions to its member unless no default has occurred. The Indenture further restricts such a distribution based on the book value of PG&E Funding LLC. Under the Indenture, PG&E Funding LLC may make a distribution to its member only if its book value is equal to at least 0.5% of the original principal amount of all series of Notes that remain outstanding, after taking into account the member distribution. On May 8, 2006, the PG&E Funding LLC Board of Directors declared a cash distribution to Pacific Gas and Electric Company, PG&E Funding LLC''s sole equity member, in the aggregate amount of $19 million from member''s equity. During 2005 and 2004, PG&E Funding LLC did not make any distributions to its member. PG&E Funding LLC may make distributions to its member from time to time in the future as permitted by the Indenture and approved by the Board of Directors.

Certificate Holders

     At March 26, 2007, the sole holder of record of the Certificates was Cede & Co., as nominee of The Depository Trust Company, or DTC. DTC holds securities for its participating organizations, which maintain security positions for their customers'' accounts. The Certificates are not traded on any established trading market although market prices are available from financial information systems such as Bloomberg.

Item 6.   Selected Financial Data.

     Omitted pursuant to General Instruction I of Form 10-K. Not applicable to the Trust.

Item 7.   Management''s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The following analysis of PG&E Funding LLC''s financial condition and results of operations is in an abbreviated format pursuant to General Instruction I of Form 10-K. Such analysis should be read in conjunction with the attached financial statements.

     As discussed in Item 1 (Business) above, PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC''s sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purposes of (1) purchasing, holding, and servicing the Transition Property, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in activities other than those described in Item 1 (Business). As a result, items that impact PG&E Funding LLC''s results of operations are limited primarily to income generated from the Transition Property receivable, interest expense on the Notes, Transition Property servicing fees, administrative expenses and incidental investment interest income.

     On January 4, 2001, Standard and Poor''s Rating Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody''s Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement, on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor''s Rating Services assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody''s Investors Service assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody''s rating of P-1 are assigned.

Results of Operations

     Income generated from the Transition Property receivable was approximately $27 million in 2006, $66 million in 2005 and $78 million in 2004. The decreases in income in 2006 and 2005 reflect the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $6 million in 2006, $4 million in 2005 and $2 million in 2004. PG&E Funding LLC earns interest income on the Restricted cash balance as described below. The increase in interest income in 2006 and 2005 was mainly due to an increase in the average Restricted cash balance and a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $31 million in 2006, $50 million in 2005 and $69 million in 2004. Interest expense includes (1) interest on the Notes, (2) amortization of the Notes'' discount, and (3) amortization of debt issuance expenses. The decreases in interest expense in 2006 and 2005 were due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $1.5 million in 2006, $1.9 million in 2005 and $2.6 million in 2004. Servicing fees are calculated as a percentage of the outstanding Note balance. The decreases in servicing fees in 2006 and 2005 were due to the declining balance of the Notes.

     Administrative and general expenses were approximately $209,000 in 2006, $231,000 in 2005 and $168,000 in 2004. Administrative and general expenses consist primarily of rent expenses, legal fees, and other administrative expenses.

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

Operating Activities:

     Operating activities provided net cash of approximately $288 million in 2006, $295 million in 2005 and $309 million in 2004. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general operating expenses. The decrease in net cash provided by operating activities in both 2006 and 2005 was primarily a result of lower FTA collections due to decreases in the FTA Charge rates.

     Collections of FTA Charges were approximately $313 million in 2006, $342 million in 2005 and $378 million in 2004. The decrease in collections in 2006 and 2005 was due to a decrease in the FTA Charge rates beginning on January 1, 2006 and 2005.

     Interest payments on the Notes were approximately $31 million in 2006, $49 million in 2005 and $68 million in 2004. Payments for servicing fees and other expenses were approximately $2 million in 2006, $2 million in 2005 and $3 million in 2004. The decreases in payments made in 2006 and 2005 were mainly due to the declining balance of the Notes.

Investing Activities:

     Investing activities provided net cash of approximately $4 million in 2006, and investing activities used net cash of approximately $2 million in 2005 and $17 million in 2004. The decrease in net cash used by investing activities in both 2006 and 2005 was mainly due to a decrease in the FTA collections during the year, which resulted in lower amount of funds available for investing in Restricted cash.

Financing Activities:

     Financing activities used net cash of approximately $309 million in 2006, and approximately $290 million in 2005 and 2004. On May 9, 2006, PG&E Funding LLC distributed $19 million to its sole member, Pacific Gas and Electric Company. In addition, $290 million was used for principal payments on the Notes. Cash used in financing activities in 2005 and 2004 was entirely related to principal payments on the Notes.

FTA Charges and Restricted Cash

     The Restricted cash balances were approximately $91 million at December 31, 2006 and $96 million at December 31, 2005. The Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture.

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

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Subaccounts within Restricted cash. The balances in the Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take actions to establish the rate of FTA Charges at a level that is projected to replenish the Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge. The Subaccounts were funded to the levels required under the Indenture as of December 31, 2006.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC''s significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC''s significant accounting policies are discussed in Note 2 of the Notes to the Financial Statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Long Term Debt

     The table below provides information about the Notes at December 31, 2006:
(in millions) Expected maturity date	2007	Total

Expected principal payments	$290	$290
Average interest rate	6.48%	6.48%

     The estimated fair value of the Notes based on market prices available from financial information systems such as Bloomberg was approximately $292 million at December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of PG&E Funding LLC:

We have audited the accompanying balance sheets of PG&E Funding LLC (a Delaware Limited Liability Company and wholly-owned subsidiary of Pacific Gas and Electric Company) (the ""Company"") as of December 31, 2006 and 2005, and the related statements of income and changes in member''s equity, and of cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company''s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company''s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of PG&E Funding LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 26, 2007

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF INCOME AND CHANGES IN MEMBER''S EQUITY
(IN THOUSANDS)

	For years ended December 31,

	2006	2005	2004

Income
Interest income from Transition Property receivable	$27,372	$66,286	$77,761
Other interest income	6,286	4,454	1,589

Total Income	33,658	70,740	79,350

Expenses
Interest expense	31,190	50,014	68,642
Servicing fees	1,524	1,907	2,633
Administrative and general	209	231	168

Total Expenses	32,923	52,152	71,443

Net Income	$735	$18,588	$7,907

Member''s Equity At Beginning of Period	$80,932	$62,344	$54,437

Member''s Distribution	(19,000)	-	-

Member''s Equity At End of Period	$62,667	$80,932	$62,344

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	December 31,

	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$2,008	$19,164
Restricted cash	91,202	-
Current portion of Transition Property
receivable	259,892	272,891
Unamortized debt issuance expenses	343	-

Total Current Assets	353,445	292,055

Noncurrent Assets
Restricted cash	-	95,547
Transition Property receivable	-	272,892
Unamortized debt issuance expenses	-	1,250

Total Noncurrent Assets	-	369,689

TOTAL ASSETS	$353,445	$661,744

LIABILITIES AND MEMBER''S EQUITY

Current Liabilities
Accounts payable	$ 368	$ -
Interest payable	313	625
Current portion of long-term debt	290,100	290,100
Unamortized notes discount	(3)	-

Total Current Liabilities	290,778	290,725

Long-term Debt	-	290,100
Unamortized notes discount	-	(13)

Long-term Debt	-	290,087

Commitments and Contingencies

Total Liabilities	290,778	580,812

Member''s Equity	62,667	80,932

TOTAL LIABILITIES AND MEMBER''S EQUITY	$353,445	$661,744

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended December 31,

	2006	2005	2004

Cash Flows from Operating Activities
Net Income	$735	$18,588	$7,907
Adjustments to reconcile net income to net cash provided
by operating activities:
Income from Transition Property receivable	(27,372)	(66,286)	(77,761)
Amortization of debt issuance expenses and unamortized
discount on long-term debt	917	1,107	1,107
Net effect of changes in operating assets and liabilities:
Transition Property receivable	313,263	341,969	377,618
Accounts payable	368	-	-
Interest payable	(312)	(310)	(310)

Net cash provided by operating activities	287,599	295,068	308,561

Cash Flows from Investing Activities
Decrease/ (increase) in restricted cash	4,345	(1,770)	(17,164)

Net cash (used)/ provided by investing activities	4,345	(1,770)	(17,164)

Cash Flows from Financing Activities
Principal payments on long-term debt	(290,100)	(290,100)	(290,100)
Equity distribution to Member	(19,000)	-	-

Net cash used by financing activities	(309,100)	(290,100)	(290,100)

Net change in cash and cash equivalents	(17,156)	3,198	1,297

Cash and cash equivalents at January 1,	19,164	15,966	14,669

Cash and cash equivalents at December 31,	$2,008	$19,164	$15,966

Supplemental disclosures of cash flow
information:
Cash paid for interest	$30,585	$49,217	$67,845

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

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as ""Transition Property receivable"") from nonbypassable Fixed Transition Amount Charges, or FTA Charges, payable by residential and small commercial electric customers. The California Public Utilities Commission, or the CPUC, authorized FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust, or the Trust. The Trust then issued certificates corresponding to each class of Notes, or the Certificates, in a public offering.

     Deutsche Bank National Trust Company (formerly Bankers Trust Company of California, N.A.), or the Trustee, holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as ""Restricted cash"" in the Balance Sheets. The Restricted cash balance was approximately $91 million at December 31, 2006 and $96 million at December 31, 2005.

     PG&E Funding LLC is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC''s results of operations are limited to income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses, as further discussed below. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance costs and the discount on the Notes (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC and (4) other administrative and general operating expenses. PG&E Funding LLC''s most significant expense is the interest expense on the Notes.

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

Restricted Cash

     Restricted cash balances include collected FTA Charges and Subaccounts required by the Indenture. The Restricted cash balances were as follows at December 31:

	December 31,

	2006	2005

	(in thousands)

General Subaccount	$21,007	$23,983
Reserve Subaccount	42,615	45,466
Overcollateralization Subaccount	13,111	11,643
Capital Subaccount	14,469	14,455

Total Restricted cash	$91,202	$95,547

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

     Additionally, the CPUC Financing Order provides that PG&E Funding LLC is to collect and maintain an additional reserve over the life of the Notes in the Overcollateralization Subaccount. The amount to be maintained increases in equal increments of a minimum of $363,000 each quarter. The amount required was approximately $13 million at the end of 2006 and approximately $12 million at the end of 2005. The use of these funds is the same as the Capital Subaccount except that these funds are to be depleted before those in the Capital Subaccount are used.

Unamortized Debt Issuance Expenses and Discount on the Notes

     The expenses associated with the issuance of the Notes have been capitalized. These expenses and the discount on the Notes are being amortized on a straight-line basis over the life of each respective class of Notes, which approximates the effective interest method. The expenses are reflected in interest expense in the accompanying Statements of Income and Changes in Member''s Equity.

Income Taxes

     PG&E Funding LLC is a single-member limited liability company. Accordingly, all federal income tax effects and all material State of California franchise tax effects of PG&E Funding LLC''s activities accrue to Pacific Gas and Electric Company.

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

Revenue Recognition

     PG&E Funding LLC has one primary source of income, which is the income from the Transition Property receivable. Income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes (3) the fees charged by Pacific Gas and Electric Company for servicing the Transition Property receivable and providing administrative services to PG&E Funding LLC and (4) other administrative and general operating expenses. PG&E Funding LLC''s other source of income is the interest earned on the Restricted cash accounts.

NOTE 3. TRANSITION PROPERTY RECEIVABLE

The following reconciles the changes in the Transition Property receivable balance during 2006 and 2005:
	2006	2005

	(in thousands)

Transition Property receivable, January 1	$545,783	$821,466
Income on Transition Property receivable	27,372	66,286
Less: FTA collections during the year	(313,263)	(341,969)

Total Transition Property receivable, December 31	259,892	545,783
Less: current portion	(259,892)	(272,891)

Non-current portion	$-	$272,892

NOTE 4. LONG TERM DEBT

     In December 1997, PG&E Funding LLC issued $2,901,000,000 of Notes to the Trust. The Trust, in turn, issued pass-through certificates, or the Certificates, known as ""Rate Reduction Bonds"" with an original principal amount equal to the original principal amount of the Notes. PG&E Funding LLC used the proceeds from the Notes to purchase the Transition Property receivable from Pacific Gas and Electric Company.

     The Notes are secured solely by the Transition Property and other assets of PG&E Funding LLC. Scheduled maturities and interest rates for the Notes at December 31, 2006, and December 31, 2005, are as follows:

			Principal Amount (in thousands)
Class	Scheduled Maturity Date	Interest Rate	2006	2005

A-7	September 25, 2006	6.42%	-	180,200
A-8	December 26, 2007	6.48%	290,100	400,000

Total Long-term Debt			$290,100	$580,200
Less: Current maturities			(290,100)	(290,100)

Long-term Debt, net of current portion			$-	$290,100

     The table below provides the expected principal payments on the Notes:
(in millions) Expected maturity date	2007	Total

Expected principal payments	$290	$290
Average interest rate	6.48%	6.48%

     The estimated fair value of the Notes was approximately $292 million at December 31, 2006 and $591 million at December 31, 2005. The estimated fair values are based on market prices available from financial information systems such as Bloomberg.

     The Notes will be repaid with FTA Charges authorized by the CPUC. The Servicer collects the FTA Charges from its residential and small commercial electric customers. The Servicer deposits the FTA Charges collected in an account maintained by the Trustee of the Trust. On January 4, 2001, Standard and Poor''s Ratings Services lowered the short-term credit rating of the Servicer to A-3. On January 5, 2001, Moody''s Investors Service Inc. lowered the short-term credit rating of the Servicer to P-3. In accordance with section 6.11(b) of the Servicing Agreement (as described in Note 5), on January 8, 2001, the Servicer began to remit FTA Charges collected to the Trustee on a daily basis. Previously, the Servicer remitted FTA Charges on a monthly basis. On December 28, 2005, Standard and Poor''s Rating Services assigned the Servicer a short term credit rating of A-2. On January 11, 2006, Moody''s Investors Service assigned the Servicer a short term credit rating of P-2. The Servicer will continue to remit FTA Charges collected on a daily basis until an S&P rating of A-1 and a Moody''s rating of P-1 are assigned.

     Each quarter, the FTA Charges collected are used to make principal and interest payments on the Notes. The debt service requirements include an overcollateralization amount that is retained for the benefit of the holders of the Notes. Any amount not required for debt service will be returned to PG&E Funding LLC.

NOTE 5. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

     Under the Transition Property Servicing Agreement, or the Servicing Agreement, the Servicer is required to (1) manage and administer the Transition Property of PG&E Funding LLC and (2) collect the FTA Charges from residential and small commercial electric customers on behalf of PG&E Funding LLC. PG&E Funding LLC pays a servicing fee equal to 0.25% of the outstanding principal amount of the Notes. The Servicer is also entitled to receive as compensation any interest earnings on FTA Charge collections prior to remittance to the Trust and any late payment charges collected from Pacific Gas and Electric Company''s customers. PG&E Funding LLC incurred servicing fees of approximately $2 million in 2006, $2 million in 2005 and $3 million in 2004.

     Under the Administrative Services Agreement, Pacific Gas and Electric Company is required to provide administrative and general services to PG&E Funding LLC. Pursuant to the terms of this agreement, Pacific Gas and Electric Company may not charge fees in excess of $25,000 per calendar quarter without the consent of the California Infrastructure and Economic Development Bank. PG&E Funding LLC incurred administrative servicing fees of approximately $100,000 in each of 2006, 2005 and 2004.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

Item 9A.   Controls and Procedures.

     Based on an evaluation of PG&E Funding LLC''s disclosure controls and procedures conducted as of December 31, 2006, PG&E Funding LLC''s principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC''s controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 11.   Executive Compensation.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction I of Form 10-K. Not applicable.

Item 14.   Principal Accountant Fees and Services.

     PG&E Funding LLC qualifies as an Asset-Backed Issuer. Disclosure omitted pursuant to General Instruction J (n) (Item 14) of Form 10-K. Not applicable.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.
(a)	1.		Financial Statements.

The Financial Statements are listed under Item 8 of this report.

	2.		Financial Statement Schedules.

The required Financial Statement Schedules are listed under Item 8 of this report.

	3.		Exhibits required by Item 601 of Regulation S-K:

		3.1	Certificate of Formation (incorporated by reference from Registration Statement No. 333-30715, ex. 3.1)

		3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex.3.4)

		4.1	Form of Note Indenture (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.1)

		4.2	Form of Trust Agreement (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.2)

		4.3	Form of Note (incorporated by reference from Amendment No. 3 Registration Statement No. 333-30715, ex. 4.3)

		4.4	Form of Rate Reduction Certificate (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 4.4)

		10.1	Form of Transition Property Purchase and Sale Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.1)

		10.2	Form of Transition Property Servicing Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.2)

		10.3	Form of Fee and Indemnity Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.4)

		23	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

		31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

		32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

		32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes -Oxley Act of 2002

		99.1	Quarterly Servicer''s Certificate dated December 25, 2006

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2007.

PG&E Funding LLC
(Registrant)

/s/ Christopher P. Johns

Christopher P. Johns
Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on this 26th day of March, 2007, in the capacities indicated.

	SIGNATURES	TITLES

(i)	Principal Executive Officer and Director

/s/ Christopher P. Johns

	Christopher P. Johns	Chairman, President and Director

(ii)	Principal Financial Officer and Director

/s/ Nicholas Bijur

	Nicholas Bijur	Treasurer and Director

(iii)	Principal Accounting Officer

/s/ G. Robert Powell

	G. Robert Powell	Controller

(iv)	Director

/s/ Walter S. Levison

	Walter S. Levison	Director

EXHIBIT INDEX

3.1	Certificate of Formation (incorporated by reference from Registration Statement No. 333-30715, ex. 3.1).
3.2	Amended and Restated Limited Liability Company Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex.3.4)
4.1	Form of Note Indenture (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.1)
4.2	Form of Trust Agreement (incorporated by reference from Amendment No. 4 to Registration Statement No. 333-30715, ex. 4.2)
4.3	Form of Note (incorporated by reference from Amendment No. 3 Registration Statement No. 333-30715, ex. 4.3)
4.4	Form of Rate Reduction Certificate (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 4.4)
10.1	Form of Transition Property Purchase and Sale Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.1)
10.2	Form of Transition Property Servicing Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.2)
10.3	Form of Fee and Indemnity Agreement (incorporated by reference from Amendment No. 3 to Registration Statement No. 333-30715, ex. 10.4)
23	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Quarterly Servicer''s Certificate dated December 25, 2006

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.