Form 10-Q
period 2007-03-31
PG&E FUNDING LLC
filed 2007-05-11
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in general instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
(IN THOUSANDS)

	(Unaudited)
	Three months ended
	March 31,

	2007	2006

Income
Interest income from Transition Property receivable	$-	$8,580
Other interest income	1,589	1,539

Total Income	1,589	10,119

Expenses
Interest expense	4,705	9,569
Servicing fees	181	363
Administrative and general	70	55

Total Expenses	4,956	9,987

Net Income (Loss)	(3,367)	132

Member's Equity At Beginning of Period	62,667	80,932

Member's Equity At End of Period	$59,300	$81,064

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC) BALANCE SHEETS (IN THOUSANDS)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,964	$2,008
Restricted cash	88,724	91,202
Current portion of Transition Property
receivable	185,204	259,892
Unamortized debt issuance expenses	257	343

Total Current Assets	276,149	353,445

TOTAL ASSETS	$276,149	$353,445

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Related parties payable	$1,489	$368
Interest payable	232	313
Current portion of long-term debt (net of discount)	215,128	290,097

Total Current Liabilities	216,849	290,778

Member's Equity	59,300	62,667

TOTAL LIABILITIES AND MEMBER'S EQUITY	$276,149	$353,445

See accompanying Notes to the Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	(Unaudited)
	Three months ended March 31,
	2007	2006

Cash Flows from Operating Activities
Net Income (Loss)	$(3,367)	$132
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from Transition Property receivable	-	(8,580)
Amortization of debt issuance expenses and
unamortized discount on long-term debt	87	277
Net effect of changes in operating assets and liabilities:
Transition Property receivable	74,688	78,827
Related Parties Payable	1,121	-
Interest Payable	(81)	(80)

Net cash provided by operating activities	72,448	70,576

Cash Flows from Investing Activities
Decrease in restricted cash	2,478	5,416

Net cash provided by investing activities	2,478	5,416

Cash Flows from Financing Activities
Principal payments on long-term debt	(74,970)	(74,484)

Net cash used by financing activities	(74,970)	(74,484)

Net change in cash and cash equivalents	(44)	1,508

Cash and cash equivalents at January 1	2,008	19,164

Cash and cash equivalents at March 31	$1,964	$20,672

Supplemental disclosures of cash flow
information:
Cash paid for interest	$4,699	$9,372

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

Note 2. Summary of Accounting Policies

     PG&E Funding LLC is following the same accounting policies discussed in its 2006 Annual Report on Form 10-K.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following analysis of PG&E Funding LLC's financial condition and results of operations is in an abbreviated format pursuant to Instruction H of Form 10-Q. Such analysis should be read in conjunction with the financial statements included herein and PG&E Funding LLC's Annual Report on Form 10-K as of and for the year ended December 31, 2006.

     PG&E Funding LLC is a special purpose, single member limited liability company. PG&E Funding LLC's sole member is Pacific Gas and Electric Company, a provider of electricity and natural gas services in northern and central California. Pacific Gas and Electric Company is a subsidiary of PG&E Corporation. PG&E Funding LLC was organized in July 1997 for the limited purpose of (1) purchasing, holding, and servicing the Transition Property, as described below, (2) issuing notes secured primarily by the Transition Property, and (3) performing related activities. PG&E Funding LLC has no employees and is restricted by its organizational documents from engaging in other activities. As a result, items that impact PG&E Funding LLC's results of operations are limited to interest income generated from the Transition Property receivable, interest expense on the Notes, incidental investment interest income and servicing and administrative expenses. Additionally, PG&E Funding LLC's organizational documents require it to operate in a manner such that it should not be included in the bankruptcy estate of Pacific Gas and Electric Company.

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
    repay in full the Certificates;
    fund the Overcollateralization and Capital Subaccounts (discussed further in "Restricted cash" section below) established under the Indenture; and
    pay all related costs and fees.

     FTA Charges collected that are greater than 1) the required payments on the Notes, 2) deposits to maintain certain minimum balances in the Overcollateralization and Capital Subaccounts (described further in "Restricted cash" section below), and 3) payments for interest, servicing fees and administrative and general expenses in a period are held in a Reserve Subaccount. Funds in this subaccount are available for periods in which the above payments are in excess of that period's FTA collections.

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

Results of Operations

     No income was generated from the Transition Property receivable for the three months ended March 31, 2007, in comparison to approximately $9 million for the three months ended March 31, 2006, because the Transition Property receivable balance at January 1, 2007 was adequate to cover forecasted expenses through the Notes' maturity and additional interest income to cover 2007 expenses was not necessary. The Servicer will continue to remit FTA Charges collected throughout 2007 to reduce the balance of the Transition Property receivable.

     Interest income earned from other investments was approximately $1.6 million for the three months ended March 31, 2007, in comparison to approximately $1.5 million for the three months ended March 31, 2006. PG&E Funding LLC earns interest income on the Restricted cash balance. The increase in interest income in 2007 was mainly due to a higher average interest rate on the Restricted cash balance.

     Interest expense was approximately $5 million for the three ended March 31, 2007, in comparison to approximately $10 million for the three months ended March 31, 2006. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance expenses. The decrease in interest expense in 2007 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $181,000 during the three months ended March 31, 2007, and approximately $363,000 during the three months ended March 31, 2006. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2007 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $72 million for the three months ended March 31, 2007, and approximately $71 million for the three months ended March 31, 2006. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The increase in net cash provided by operating activities in 2007 was primarily a result of cash received that is payable to affiliated parties as of March 31, 2007. This increase was offset by a decrease in FTA charge collections for 2007.

Investing Activities:

     Investing activities provided net cash of approximately $2 million for the three months ended March 31, 2007, and $5 million for the three months ended March 31, 2006. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in the first quarter of 2007. As a result of this shortfall, cash was used from the Reserve Subaccount to cover the required payments.

Financing Activities:

     Financing activities used net cash of approximately $75 million for the three months ended March 31, 2007, and $74 million for the three months ended March 31, 2006. Cash used in financing activities in both 2007 and 2006 was entirely related to principal payments on the Notes.

Restricted Cash

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. As discussed above, during the three months ended March 31, 2007, funds were drawn from the Reserve Subaccount to cover required payments on the Notes.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Overcollateralization and Capital Subaccounts within Restricted cash. The balances in these Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish these Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. These Subaccounts were funded to the levels required under the Indenture as of March 31, 2007.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2006 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of March 31, 2007, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC's management, including PG&E Funding LLC's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to Instruction H 1(a) and (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated March 25, 2007, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2007

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2007.

PG&E FUNDING LLC, as Registrant

By: /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated March 25, 2007
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.