Form 10-Q
period 2007-06-30
PG&E FUNDING LLC
filed 2007-08-07
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

              [ ] Yes                [X] No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Income
Interest income from Transition Property receivable	$ 6,433	$ 8,886	$ 6,433	$ 17,466
Other interest income	1,439	1,514	3,028	3,053
Total Income	7,872	10,400	9,461	20,519

Expenses
Interest expense	3,498	8,382	8,203	17,951
Servicing fees	134	316	315	679
Administrative and general	32	38	102	93
Total Expenses	3,664	8,736	8,620	18,723

Net Income	4,208	1,664	841	1,796

Member's Equity At Beginning of Period	59,300	81,064	62,667	80,932

Member's Distribution	-	(19,000)	-	(19,000)

Member's Equity At End of Period	$ 63,508	$ 63,728	$ 63,508	$ 63,728

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 2,010	$ 2,008
Restricted cash	80,601	91,202
Current portion of Transition Property receivable	127,638	259,892
Unamortized debt issuance costs	172	343

Total Current Assets	210,421	353,445

TOTAL ASSETS	$ 210,421	$ 353,445

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Related parties payable	$ -	$ 368
Interest payable	158	313
Current portion of long-term debt (net of discount)	146,755	290,097

Total Current Liabilities	146,913	290,778

Member's Equity	63,508	62,667

TOTAL LIABILITIES AND MEMBER'S EQUITY	$ 210,421	$ 353,445

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
	(Unaudited)
	Six Months Ended
(in millions)	June 30,
	2007	2006
Cash Flows from Operating Activities
Net Income	$ 841	$ 1,796
Adjustments to reconcile net income to net cash provided by operating activities:
Interest Income from Transition Property receivable	(6,433)	(17,466)
Amortization of debt issuance costs and unamortized discount on long-term debt	173	553
Net effect of changes in operating assets and liabilities:
Transition Property receivable	138,687	150,393
Related Parties Payable	(368)	-
Interest Payable	(155)	(151)
Net cash provided by operating activities	132,745	135,125

Cash Flows from Investing Activities
Decrease in restricted cash	10,601	6,523
Net cash provided by investing activities	10,601	6,523

Cash Flows from Financing Activities
Principal payments on long-term debt	(143,344)	(141,368)
Equity distribution to member	-	(19,000)
Net cash used by financing activities	(143,344)	(160,368)

Net change in cash and cash equivalents	2	(18,720)

Cash and cash equivalents at January 1	2,008	19,164

Cash and cash equivalents at June 30	$ 2,010	$ 444

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 8,185	$ 17,548

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

     PG&E Funding LLC was formed in July 1997 to effect the issuance of $2,901,000,000 in principal amount of PG&E Funding LLC notes ("Notes"). The proceeds from the Notes were paid to Pacific Gas and Electric Company in return for Transition Property, as described below. Pacific Gas and Electric Company used the proceeds to finance a 10% electric rate reduction, which became effective on January 1, 1998. The reduction is provided to Pacific Gas and Electric Company's residential and small commercial electric customers in connection with the electric industry restructuring mandated by California Assembly Bill 1890, as amended by California Senate Bill 477 (the "electric industry restructuring legislation").

     PG&E Funding LLC was organized for the limited purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company. Transition Property is the right to be paid a specified amount (presented in the financial statements as "Transition Property Receivable") from nonbypassable Fixed Transition Amount Charges ("FTA Charges") payable by residential and small commercial electric customers. The California Public Utilities Commission ("CPUC") authorized the FTA Charges pursuant to the electric industry restructuring legislation. PG&E Funding LLC issued the Notes in December 1997 to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust ("Trust"). The Trust then issued certificates corresponding to each class of Notes ("Certificates") in a public offering.

     Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.) ("Trustee") holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can be used only to pay principal and interest on the Notes and related expenses. These funds are classified as "Restricted Cash" in the Balance Sheets.

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

     PG&E Funding LLC entered into a servicing agreement ("Servicing Agreement") with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as Servicer, to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC.

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

 PG&E Funding LLC issued $2,901,000,000 in principal amount of PG&E Funding LLC Notes, Series 1997-1, Class A-1 through Class A-8 ("Notes"), pursuant to an Indenture between PG&E Funding LLC and Deutsche Bank National Trust Company (formerly known as Bankers Trust Company of California, N.A.), as "Trustee". PG&E Funding LLC sold the Notes to the California Infrastructure and Economic Development Bank Special Purpose Trust PG&E-1, a Delaware business trust ("Trust"). The Trust then issued certificates corresponding to each class of Notes ("Certificates") in a public offering.

     The California Public Utilities Code ("PU Code") provides for the creation of "Transition Property," the right to receive a specified amount from nonbypassable Fixed Transition Amount Charges ("FTA Charges") payable by residential and small commercial electric customers. Transition Property is presented in the financial statements as "Transition Property Receivable". The FTA Charges were established by a financing order dated September 3, 1997 ("Financing Order") issued by the California Public Utilities Commission ("CPUC"), together with the related Issuance Advice Letter. Under the PU Code and the Financing Order, the owner of Transition Property (i.e., PG&E Funding LLC) is entitled to collect the FTA Charges until a sufficient amount has been received to:
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

     PG&E Funding LLC entered into a servicing agreement ("Servicing Agreement") with Pacific Gas and Electric Company. The Servicing Agreement requires Pacific Gas and Electric Company, as Servicer, to service the Transition Property on behalf of PG&E Funding LLC. In addition, PG&E Funding LLC entered into an Administrative Services Agreement with Pacific Gas and Electric Company. This agreement requires Pacific Gas and Electric Company to perform administrative and operational duties for PG&E Funding LLC.

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

     The Servicing Agreement requires Pacific Gas and Electric Company, as the Servicer of the Transition Property, to seek periodic adjustments to the FTA Charges through advice letters filed with the CPUC. The Financing Order and the PU Code require the CPUC to approve the periodic adjustments. The adjustments are intended to increase the likelihood that actual FTA Charges collected are neither more nor less than the amount necessary to pay all of the aforementioned amounts. The FTA Charges are adjusted each year as interest payments are made on a declining outstanding balance on the Notes. The adjustments to the FTA Charges are based on:

    actual collections and updated assumptions by the Servicer as to future usage of electricity by specified customers;

    estimated future expenses relating to the Transition Property, the Notes, and the Certificates; and
    the rate of delinquencies and write-offs.

     The Servicer has filed the following advice letters:

    In December 2005, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2006.
    In December 2006, the Servicer filed a routine advice letter advising the CPUC of a decrease to the FTA Charges effective January 1, 2007.

Results of Operations

     Interest income generated from the Transition Property receivable was approximately $6 million for the three and six months ended June 30, 2007, in comparison to approximately $9 million and $17 million for the three and six months ended June 30, 2006. The decrease in interest income in 2007 is consistent with the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2007, in comparison to approximately $1.5 and $3.1 million for the three and six months ended June 30, 2006. PG&E Funding LLC earns interest income on the restricted cash balance. In 2007, there was a higher average interest rate on the restricted cash balance, however this was offset by a lower average restricted cash balance maintained during the year.

     Interest expense was approximately $3 million and $8 million for the three and six months ended June 30, 2007, in comparison to approximately $8 million and $18 million for the three and six months ended June 30, 2006. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance costs. The decrease in interest expense in 2007 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $134,000 and $315,000 during the three and six months ended June 30, 2007, and approximately $316,000 and $679,000 during the three and six months ended June 30, 2006. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2007 was due to the declining balance of the Notes.

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

Operating Activities:

     Operating activities provided net cash of approximately $133 million for the six months ended June 30, 2007, and approximately $135 million for the six months ended June 30, 2006. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2007 was primarily a result of a decrease in FTA charge collections for 2007.

Investing Activities:

     Investing activities provided net cash of approximately $11 million for the six months ended June 30, 2007, and $7 million for the six months ended June 30, 2006. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in the six months ended June 30, 2007. As a result of this shortfall, cash was used from the Reserve Subaccount to cover the required payments.

Financing Activities:

     Financing activities used net cash of approximately $143 million for the six months ended June 30, 2007, and $160 million for the six months ended June 30, 2006. Cash used in financing activities in 2007 was entirely related to principal payments on the Notes. In 2006, $141 million was related to principal payments on the Notes. On May 9, 2006, PG&E Funding LLC distributed $19 million to its sole member, Pacific Gas and Electric Company.

Restricted Cash

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. As discussed above, during the three months ended June 30, 2007, funds were drawn from the Reserve Subaccount to cover required payments on the Notes.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Overcollateralization and Capital Subaccounts within Restricted cash. The balances in these Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish these Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. These Subaccounts were funded to the levels required under the Indenture as of June 30, 2007.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") involves the use of estimates and assumptions that affect the amounts reported in the financial statements. Application of PG&E Funding LLC's significant accounting policies did not result in management needing to make material assumptions about matters that would be considered highly uncertain at the time of estimation. PG&E Funding LLC is following the same accounting principles discussed in its 2006 Annual Report on Form 10-K.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2(c) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of June 30, 2007, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC's management, including PG&E Funding LLC's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2 (b) of Form 10-Q. Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2 (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2 (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated June 20, 2007, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated June 20, 2007

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2007.

PG&E FUNDING LLC, as Registrant

By: /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated June 20, 2007
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.