Form 10-Q
period 2007-09-30
PG&E FUNDING LLC
filed 2007-11-07
CIK 1041637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

              [ ] Yes                [X] No

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PG&E FUNDING LLC (A DELAWARE LLC)
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER'S EQUITY
(IN THOUSANDS)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income
Interest income from Transition Property receivable	$ 6,439	$ 9,906	$ 12,872	$ 27,372
Other interest income	1,470	1,607	4,498	4,660
Total Income	7,909	11,513	17,370	32,032

Expenses
Interest expense	2,384	7,302	10,587	25,253
Servicing fees	92	274	407	953
Administrative and general	50	36	152	129
Total Expenses	2,526	7,612	11,146	26,335

Net Income	5,383	3,901	6,224	5,697

Member's Equity At Beginning of Period	63,508	63,728	62,667	80,932

Member's Distribution	-	-	-	(19,000)

Member's Equity At End of Period	$ 68,891	$ 67,629	$ 68,891	$ 67,629

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$ 2,010	$ 2,008
Restricted cash	77,912	91,202
Current portion of Transition Property receivable	61,748	259,892
Unamortized debt issuance expenses	86	343

Total Current Assets	141,756	353,445

TOTAL ASSETS	$ 141,756	$ 353,445

LIABILITIES AND MEMBER'S EQUITY

Current Liabilities
Related parties payable	$ -	$ 368
Interest payable	79	313
Current portion of long-term debt (net of discount)	72,786	290,097

Total Current Liabilities	72,865	290,778

Member's Equity	68,891	62,667

TOTAL LIABILITIES AND MEMBER'S EQUITY	$ 141,756	$ 353,445

See accompanying Notes to the Condensed Financial Statements.

PG&E FUNDING LLC (A DELAWARE LLC)

STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
	(Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Income	$ 6,224	$ 5,697
Adjustments to reconcile net income to net cash provided by operating activities:
Income from Transition Property receivable	(12,872)	(27,372)
Amortization of debt issuance expenses and unamortized discount on long-term debt	259	831
Net effect of changes in operating assets and liabilities:
Transition Property receivable	211,016	233,359
Related Parties Payable	(368)	-
Interest Payable	(234)	(230)
Net cash provided by operating activities	204,025	212,285

Cash Flows from Investing Activities
Decrease in restricted cash	13,290	3,568
Net cash provided by investing activities	13,290	3,568

Cash Flows from Financing Activities
Principal payments on long-term debt	(217,313)	(214,009)
Equity distribution to member	-	(19,000)
Net cash used by financing activities	(217,313)	(233,009)

Net change in cash and cash equivalents	2	(17,156)

Cash and cash equivalents at January 1	2,008	19,164

Cash and cash equivalents at September 30	$ 2,010	$ 2,008

Supplemental disclosures of cash flow information:

Cash paid for interest	$ 10,562	$ 24,652

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

     Subsequent to the final Note payment in December 2007, any funds held in the restricted cash accounts will revert to the Servicer. PG&E Funding LLC will return the equity contributions totaling approximately $26 million made by its sole member, Pacific Gas and Electric Company, in addition to any interest earned on the Capital Subaccount. Any additional expenses related to the Notes will be paid by the Servicer and any excess FTA collections will be credited back to residential and small commercial electric customers. Consistent with PG&E Funding LLC's limited organizational purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company, and the fact that its organizational documents prohibit it from engaging in other activities, PG&E Funding LLC is expected to dissolve in 2008.

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

     In October 2007, the Servicer filed an advice letter advising the CPUC of its intent to record FTA revenue received subsequent to the final Note payment in December 2007 and all other expenses related to the Notes from PG&E Funding LLC in its Rate Reduction Bond Memorandum Account. The Servicer expects to file an advice letter in December 2007 advising the CPUC of a decrease of the FTA Charges to zero effective January 1, 2008.

     Subsequent to the final Note payment, any funds held in the restricted cash accounts will revert to the Servicer. PG&E Funding LLC will return the equity contributions totaling approximately $26 million made by its sole member, Pacific Gas and Electric Company, in addition to any interest earned on the Capital Subaccount. Any additional expenses related to the Notes will be paid by the Servicer and any excess FTA collections will be credited back to residential and small commercial electric customers. Consistent with PG&E Funding LLC's limited organizational purpose of issuing the Notes and purchasing the Transition Property from Pacific Gas and Electric Company, and the fact that its organizational documents prohibit it from engaging in other activities, PG&E Funding LLC is expected to dissolve in 2008.

Results of Operations

     Interest income generated from the Transition Property receivable was approximately $6 million and $13 million for the three and nine months ended September 30, 2007, in comparison to approximately $10 million and $27 million for the three and nine months ended September 30, 2006. The decrease in interest income in 2007 reflects the declining Transition Property receivable balance.

     Interest income earned from other investments was approximately $1 million and $4 million for the three and nine months ended September 30, 2007, in comparison to approximately $2 million and $5 million for the three and nine months ended September 30, 2006. PG&E Funding LLC earns interest income on the restricted cash balance. In 2007, there was a higher average interest rate on the restricted cash balance, however this was offset by a lower average restricted cash balance maintained during the year.

     Interest expense was approximately $2 million and $11 million for the three and nine months ended September 30, 2007, in comparison to approximately $7 million and $25 million for the three and nine months ended September 30, 2006. Interest expense includes interest on the Notes, amortization of the Notes' discount, and amortization of debt issuance expenses. The decrease in interest expense in 2007 was primarily due to the declining balance of the Notes.

     PG&E Funding LLC incurred servicing fees of approximately $92,000 and $407,000 during the three and nine months ended September 30, 2007, and approximately $274,000 and $953,000 during the three and nine months ended September 30, 2006. Servicing fees are calculated as a percentage of the outstanding Notes balance. The decrease in servicing fees in 2007 was due to the declining balance of the Notes.

Liquidity and Financial Resources

     PG&E Funding LLC expects that future collections of FTA Charges will be sufficient to make scheduled principal and interest payments on the Notes. The final scheduled payment date for the Notes is December 26, 2007. As previously discussed, income earned on the Transition Property receivable is expected to offset (1) interest expense on the Notes, (2) amortization of debt issuance expenses and the discount on the Notes, (3) the fees charged by Pacific Gas and Electric Company, as Servicer and administrator, for servicing the Transition Property and providing administrative services to PG&E Funding LLC, and (4) other administrative and general operating expenses.

Operating Activities:

     Operating activities provided net cash of approximately $204 million for the nine months ended September 30, 2007, and approximately $212 million for the nine months ended September 30, 2006. Cash provided by operating activities represents the excess of FTA Charges and earnings on FTA collections over cash payments for interest, servicing fees and administrative and general expenses. The decrease in net cash provided by operating activities in 2007 was primarily a result of a decrease in FTA charge collections for 2007.

Investing Activities:

     Investing activities provided net cash of approximately $13 million for the nine months ended September 30, 2007, and $4 million for the nine months ended September 30, 2006. FTA Charges collected were less than the required payments on the Notes and payments for interest, servicing fees and administrative and general expenses in the nine months ended September 30, 2007. As a result of this shortfall, cash was used from the Reserve Subaccount to cover the required payments.

Financing Activities:

     Financing activities used net cash of approximately $217 million for the nine months ended September 30, 2007, and $233 million for the nine months ended September 30, 2006. Cash used in financing activities in 2007 was entirely related to principal payments on the Notes. In 2006, $214 million was related to principal payments on the Notes. On May 9, 2006, PG&E Funding LLC distributed $19 million to its sole member, Pacific Gas and Electric Company.

Restricted Cash

     As previously discussed, the Servicer collects FTA Charges from residential and small commercial electric customers and remits the amounts collected to the Trustee on a daily basis. The Trustee holds the collected FTA Charges in separate bank accounts. The funds in these bank accounts are restricted and can only be used to pay principal and interest on the Notes and related expenses. As discussed above, during the nine months ended September 30, 2007, funds were drawn from the Reserve Subaccount to cover required payments on the Notes.

     The Indenture requires PG&E Funding LLC to maintain certain minimum balances in the Overcollateralization and Capital Subaccounts within Restricted cash. The balances in these Subaccounts are to be used only in the event of a shortfall in collections of FTA Charges. No default occurs under the Indenture if the minimum balances are not maintained. However, the Servicer is required to take reasonable actions to establish the rate of FTA Charges at a level that is projected to replenish these Subaccounts to their required balances within twelve months of the effective date of any change in FTA Charge rates. These Subaccounts were funded to the levels required under the Indenture as of September 30, 2007.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2(c) of Form 10-Q. Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

     Based on an evaluation of PG&E Funding LLC's disclosure controls and procedures conducted as of September 30, 2007, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls and procedures are effective to ensure that information required to be disclosed by PG&E Funding LLC in reports the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. In addition, PG&E Funding LLC's principal executive officer and principal financial officer have concluded that such controls were effective in ensuring that information required to be disclosed by PG&E Funding LLC in the reports that PG&E Funding LLC files or submits under the Act is accumulated and communicated to PG&E Funding LLC's management, including PG&E Funding LLC's principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, PG&E Funding LLC's internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2 (b) of Form 10-Q. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Omitted with respect to PG&E Funding LLC pursuant to General Instruction H 2 (b) of Form 10-Q. Not applicable.

ITEM 5. OTHER INFORMATION

     The Quarterly Servicer's Certificate dated September 25, 2007, attached as Exhibit 99.1 hereto, includes certain additional information regarding collections of FTA Charges.

ITEM 6. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-K:
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated September 25, 2007

* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2007.

PG&E FUNDING LLC, as Registrant

By: /s/ G. Robert Powell

------------------------------------------

G. Robert Powell, Controller

(Duly authorized officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer of PG&E Funding LLC required by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Quarterly Servicer's Certificate dated September 25, 2007
* Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this report.